Form 10KSB
period 1998-12-31
UNITED FINANCIAL HOLDINGS INC
filed 1999-04-06
CIK 1067206

UNITED FINANCIAL HOLDINGS, INC. FORM 10-KSB
                                   FORM 10-KSB

                       Fiscal Year Ended December 31, 1998
================================================================================
Item Number in
 FORM 10-KSB...........................................................PAGE No.
================================================================================

                                     PART I
1. Description of Business ...................................................3

2. Description of Property ..................................................21

3. Legal Proceedings. .......................................................22

4. Submission of Matters to a Vote of Security-Holders ......................22


                                     PART II

5. Market for Common Equity and Related Stockholder Matters..................22

6. Management's Discussion and Analysis or Plan of Operation.................23

7. Consolidated Financial Statements.........................................54

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................54


                                    PART III

9. Directors, Executive Officers, Promoters and Control Persons
   Compliance with Section 16(a) of the Exchange Act.........................54

10. Executive Compensation...................................................54

11. Security Ownership of Certain Beneficial Owners and Management...........54

12. Certain Relationships and Related Transactions...........................55

13. Exhibits and Reports on Form 8-K.........................................55

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS
GENERAL
      United Financial Holdings, Inc. (the "Company") is a registered bank holding company formed in 1982, the principal subsidiary of which is United Bank and Trust Company (the "Bank"), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida. The Bank was founded in 1979 and is a community-oriented, full service commercial bank with four branch offices serving the southern Pinellas County area of the State of Florida. The Bank provides a broad range of traditional banking services with emphasis on commercial loans and loans under the lending program of the U.S. Small Business Administration (the "SBA"). The Company's operations include three business segments: commercial banking, trust services, and investment advisory services, which constituted 91.2%, 5.9% and 2.9%, respectively, of the Company's 1998 net income before taxes and corporate overhead. At December 31, 1998, the Company had consolidated total assets of $171.9 million, net loans of $116.5 million, deposits of $139.1 million and stockholders' equity of $14.8 million. .

      The Bank is a community-oriented full service, commercial bank and currently operating from four branch offices serving the southern Pinellas County area of the State of Florida. It offers consumer and commercial loans, ATM cards, credit cards, and a full range of deposit account types including demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit. The primary focus of the Bank's commercial lending activities is on loans to small and medium sized businesses and professional firms. The Bank's commercial loans include loans secured by real estate or other assets, loans made under the SBA's lending program and secured and unsecured loans to small businesses. The Company believes the Bank is one of the largest originators, among similarly sized financial institutions, of SBA loans in the State of Florida (measured by dollar volume of loans originated).

      The Company's other operating subsidiaries are Eickhoff, Pieper, & Willoughby, Inc., an investment advisory firm registered under the Investment Advisers Act of 1940 ("EPW") headquartered in Tampa, Florida, with an office in Jacksonville, Florida, and United Trust Company, a Florida-chartered trust company ("United Trust") registered with the Department and located in St. Petersburg, Florida. EPW offers investment management services to corporate, municipal and high net worth individual clients throughout the State of Florida. As of December 31, 1998, EPW had $328.7 million in assets under management. United Trust is a wholesale provider of data processing, administrative and accounting support and asset custody services to professionals holding assets in trust (primarily legal and accounting firms). United Trust also provides retail trust and investment management services to individual and corporate clients. As of December 31, 1998, United Trust had $269.7 million in assets under trust.

BACKGROUND
      In 1986 a group of investors, headed by Neil W. Savage, the Company's President and Chief Executive Officer and the Bank's Chairman and Chief Executive Officer, acquired control of the Company, then known as Pinellas Bancshares Corporation. The Company's name was changed to its present name in 1995 and the Bank's name was changed from United Bank of Pinellas to its present name that same year.

      In September 1995 the Company purchased FSC, a trust data processing and accounting service for professionals, and merged this entity into the Company. In January 1996, the Company acquired EPW. The Company formed United Trust during the fourth quarter of 1997 and effective December 31, 1997, transferred all of the Bank's trust assets to United Trust.

RECENT DEVELOPMENTS

      On December 16, 1998,  the Company  completed an Initial  Public  Offering
(IPO) in which it issued 507,705 shares of common stock at a price of $7.25 per share. The common stock trades on the NASDAQ Small Cap Market under the symbol "UFHI". Prior to the IPO, the stock was not regularly traded on any organized market or stock exchange. Concurrent with the common stock offering, the Company issued through UFH Capital Trust I, 1,349,920 shares of $5.00 par value Trust Preferred securities with an annual dividend rate of 9.40%. The Trust Preferred securities trade on the NASDAQ Small Cap Market under the symbol "UFHIP". Proceeds from the offering totaled $9,554,011 net of underwriting fees and Trust Preferred costs of $876,450.

      On January 4, 1999, the Bank completed the purchase of a bank branch site at 7490 Bryan Dairy Road in Pinellas Park for $400,000. The Bank has received regulatory approval to establish its fifth banking location at this site and intends to have this branch open during the second quarter of 1999.

BUSINESS STRATEGY
      The principal elements of the Company's business strategy are to increase its market share in its existing business segments and to seek out niche business segments in which the Company can compete effectively in order to create new sources of non-interest income and increase traditional interest income from new lending opportunities. The Company has sought to implement its strategy of increasing its market share in its existing business segments by expanding the Bank's market coverage through DE NOVO branching, increasing the Bank's emphasis on originating loans secured by real estate and other assets for its own portfolio, pursuing small business secured and unsecured lending for its own portfolio, and continuing to originate a high volume of SBA loans, both for its own portfolio and for sale in the secondary market. A primary element of the Company's business strategy as a community banking organization is to seek to provide customers with a level of personalized service exceeding that provided by its competitors, including the local banking operations of large regional and national banking companies.

      The Company has sought to add new sources of non-interest income through the creation of United Trust, which receives fees for the wholesale trust services it offers to legal and accounting firms and the retail trust and investment management services it offers to other clients, and the acquisition of EPW, which generates fee income from the investment management services it offers to corporate, municipal and high net worth individual clients. By expanding the range of trust and investment management services it offers, the Company seeks to differentiate itself from other similarly sized community banking organizations operating in the Company's market. While pursuing these strategies, management remains committed to improving asset quality, managing interest rate risk, enhancing profitability and maintaining its status as a well-capitalized institution for regulatory capital purposes.

      The results of the Company's business strategy have been substantial asset and revenue growth. The Company's total assets have increased from approximately $106.6 million at December 31, 1995 to $171.9 million at December 31, 1998. The Company's consolidated net revenues increased from $7.1 million for the year ended December 31, 1995 to $11.5 million for the year ended December 31, 1998. During this period of asset and revenue growth, the Company's net income increased from $1.5 million for the year ended December 31, 1995 to $1.8 million for the year ended December 31, 1998.

      The Company intends to continue selectively adding branches in its market area, and recently completed its purchase of a new branch site. The Company has no current plans to add Bank branches outside of the Pinellas County market. The Company's current goal is to try and open one new branch each year. Accordingly, in the future, the Company may consider strategic expansion though the acquisition of other banks or bank branches or by DE NOVO branching. Similar to the Company's previous efforts that resulted in it establishing United Trust and acquiring EPW, the Company may consider from time to time expansion opportunities into other business lines that might add to the Company's non-interest income and the acquisition or development of other businesses that the Company considers complementary to its existing business. For example, the Company recently commenced efforts to consider the feasibility of making a minority investment in an existing or new property casualty insurance company. From time to time, the Company may commence similar exploratory efforts to evaluate the possibility of acquiring or establishing similar or additional lines of business.

MARKET AREA
      Currently, the Bank has four offices located in southern Pinellas County, Florida, which is the Bank's primary market area. The population of Pinellas
County was estimated to be 888,000 on April 1, 1997 by the University of Florida's Bureau of Economic and Business Research. This compares with a population of 852,000 at the 1990 census and 729,000 at the 1980 census. Pinellas County has been a retirement and tourism destination for many years, and over 25% of its population is over 65 years of age, compared with a state wide average of 18.6%.

      According to information published by the Florida Bankers Association, as of December 31, 1997, Pinellas County was the fourth largest county in Florida in terms of bank and thrift deposits, with total deposits of $12.2 billion, or 6.49% of the state's total deposits. There is a significant seasonal population increase during the months of November to April of each year; seasonal residents are not included in the cited population statistics. The Company believes that while the population of Pinellas County will continue to grow, the rate of growth is likely to be lower than the population growth rate of the State of Florida as a whole, and is likely to slow due to the nature of the market area. As a peninsula surrounded on the south, east and west by water, Pinellas County has limited room for future development. The local economy is dependent upon service industries, manufacturing, tourism, and medical facilities as its major sources of employment and commerce.

      United Trust's primary market for retail business is also Pinellas County. Its wholesale services are marketed more widely to the Tampa Bay Area, consisting of Pinellas, Hillsborough, Pasco and Manatee Counties. EPW markets its services to high net worth individuals and to commercial and governmental clients throughout the State of Florida and secondarily in the Southeastern United States.

      Pinellas County is a highly competitive market for financial, trust and investment services. The Bank faces competition for deposits from other commercial banks, thrift institutions, money market funds and credit unions. Competition for loans of the types originated by the Bank is also strong. Management believes that Pinellas County is considered an attractive market by financial institutions seeking to obtain deposits, as evidenced by the 293 offices of commercial banks and thrift institutions existing in Pinellas County at December 31, 1997.

OPERATING STRATEGY
      Management of the Company believes that the consolidation of the banking industry and the emergence of large regional and national bank holding companies has created opportunities for locally-owned and operated financial institutions to effectively compete for customers who desire a level of personalized banking services that the large banking organizations may not be able to offer. The Bank was organized as a community financial institution owned and managed by people who are actively involved in the Bank's local market area and committed to the area's economic growth and development. With local ownership and management, the Company believes that the Bank can be more responsive to the banking needs of the community it serves and can tailor its services to meet its customers' needs rather than providing the standardized services that larger bank holding companies tend to offer.

      Local ownership and operation allows the Bank faster, more responsive and flexible decision-making which may not be available at the branch offices of the large bank holding companies which constitute the majority of the financial institution offices located in the Bank's market area.

      The principal business of the Bank is to attract deposits from the general public and to invest those funds in various types of loans and other interest-earning assets. The Bank's earnings depend primarily upon the difference between (i) the interest and fees received by the Bank from loans, the securities held in its investment portfolio, and other investments; and (ii) expenses incurred by the Bank in connection with obtaining funds for lending (including interest paid on deposits and other borrowings) and expenses relating to day-to-day operations.

      The  Bank's  customers  are  primarily  individuals   (including  seasonal
residents), professionals and small and medium size businesses, located predominantly in Pinellas County, Florida. The Bank seeks to develop new business through an ongoing program of personal calls on both present and potential customers. As a local independent bank, the Bank utilizes traditional local advertising media as well as direct mailings, telephone contacts, and brochures to promote the Bank and develop loans and deposits. In addition, the Bank's directors all have worked or lived in or near the Bank's market area for a number of years, contributing to the Bank's image as a locally-oriented independent institution, which management believes is an important factor to its targeted customer base.

SOURCES OF FUNDS
      The primary source of funds for lending, investment and other general business purposes is deposit accounts. Other sources of funds are loan repayments, proceeds from the sale of loans and investment securities, and borrowings. The Bank expects that loan repayments will be a relatively stable source of funds, while levels of deposits maintained at the Bank will be significantly influenced by general interest rate and money market conditions. Generally, the Company may use short-term borrowings to compensate for reductions in sources of funds normally available, while longer term borrowings may be used to support expanded lending activities. Management believes that the Company's funding requirements can be met through retail deposits in the Company's local market area without reliance on brokered deposits. For additional discussion of asset and liability management policies and strategies, see "Liquidity and Asset/Liability Management."

      As of December 31, 1998, the scheduled maturities of deposits of $100,000 or more were as follows (dollars in thousands):

Three months or less.......................................... $       4,466
Over three through six months.................................         1,482
Six through twelve months.....................................         4,594
Over twelve months............................................           921
                                                               -------------
                                                               $      11,463
                                                               =============

      The Bank offers a full range of deposit services, including checking and other transaction accounts, savings accounts and time deposits. The following table sets forth the principal types of deposit accounts offered and the aggregate amounts of such accounts at December 31, 1998 (dollars in thousands):

                                       Weighted                     Percent
                                       Average                      of Total
                                       Interest Rate     Amount     Deposits
                                       ==============   =========   ========
      Non-interest bearing.............     0.00%       $  27,742     19.9%
      NOW and Money Market accounts....     3.11           48,550     34.9%
      Savings..........................     2.05            4,687      3.4$
      Time deposits with original
       maturities of:

         One year or less..............     5.04           47,949     34.5%
         Over 1 year through 5 years...     5.78           10,168      7.3%
                                                         --------    -----
           Total time deposits.........     5.15           58,117     41.8%
                                                         --------    -----
           Total deposits..............     3.48%        $139,096    100.0%
                                                         ========    =====

   At December 31, 1998, scheduled maturities of time deposits were as follows (dollars in thousands):

Period Ended December 31,                                       Percent of
                                                 Time             Time
                                                Deposits        Deposits
                                              ----------       -----------
      1999.............................       $   47,949            82.5%
      2000-2001........................            6,395            11.0%
      2002-2006........................            3,773             6.5%
                                              ----------        ---------
        Total time deposits............       $   58,117           100.0%
                                              ==========        =========

LENDING ACTIVITIES
      The primary source of income generated by the Bank is interest earned on loans held in the Bank's loan portfolio. The Bank's lending activities include commercial, real estate and consumer loans. During 1998, the Bank's net loans increased $21.7 million.

      COMMERCIAL LOANS. The Bank offers commercial loans for working capital purposes, business expansion, seasonal needs, acquisition of equipment, and other business needs. Collateral pledged to secure these loans may include equipment, accounts receivable, or other assets. The Bank often requires personal guarantees of these loans.


      SBA LOANS. The SBA lending program was established by Congress in 1953 to assist new and established small businesses in obtaining necessary capital. Under this program, the SBA guarantees up to 90% of the principal balance of the loan, subject to a maximum guarantee per loan of $750,000, thereby removing a portion of the credit risk to the lending financial institution and generally enabling lenders to offer loans under this program at more attractive interest rates for borrowers than other available financing. The SBA loans originated by the Company typically have SBA guarantees for 60% to 90% of the principal balance of the loan. The existence of a secondary market for the guaranteed portion of the SBA loans provides the Bank an opportunity to sell the guaranteed portion of the loans and obtain additional liquidity and income. The Bank typically services such loans and receives servicing fees with respect to such loans.

      The only loans sold by the Bank during 1998, 1997 and 1996 were SBA loans. When the Bank sells an SBA loan and retains the servicing of the loan, a servicing asset is recorded. The book value of such assets, which the Company believes approximates the fair value of such assets, at December 31, 1998, December 31, 1997, and December 31, 1996 was $141 thousand, $78 thousand, and $83 thousand, respectively. Amortization expense relating to such servicing assets of $13 thousand and $2 thousand was recorded for 1998 and 1997, respectively. The Company periodically reviews these assets for impairment. No valuation for impairment of these assets was deemed necessary for the periods presented.

     At December 31, 1996, the Bank had $7.0 million of SBA loans, of which approximately 27.0% was guaranteed by the SBA. During 1996, the Bank sold guaranteed portions of its SBA loans totaling $5.2 million. At December 31, 1997, the Bank had $5.7 million of SBA loans, of which approximately 19.0% was guaranteed by the SBA. During 1997, the Bank sold guaranteed portions of its SBA loans totaling $3.7 million. . At December 31, 1998, the Bank had $6.6 million of SBA loans, of which approximately 22.0% was guaranteed by the SBA. During 1998, the Bank sold guaranteed portions of its SBA loans totaling $2.9 million. The Bank recognized gains on the sale of SBA loans during 1996, 1997 and 1998 of $425 thousand, $290 thousand and $239 thousand respectively, and had loan servicing fees on SBA loans during 1996, 1997 and 1998 of $153 thousand, $164 thousand and $144 thousand respectively.

      REAL ESTATE LOANS. The Bank offers commercial and, on a limited basis, residential real estate loans. Commercial real estate loans are made for general corporate purposes, construction and expansion of facilities. Residential loans are made in the form of fixed and variable rate mortgages and home equity loans.

      The following tables set forth information concerning the loan portfolio, based on total dollars and percent of portfolio, by collateral type as of the dates indicated (dollars in thousands):

                                                       AT DECEMBER 31,
                                                 1998        1997        1996
                                               -------      -------    --------
Real estate mortgage loans:

Commercial real estate ..................      $60,693      $44,547     $38,074
One-to-four family residential ..........        7,075        7,482       6,716
Multifamily residential .................        6,673        5,485       2,898
Construction and land development .......        3,572        3,071       1,795
                                               -------      -------     -------
  Total real estate mortgage loans ......       78,013       60,585      49,483

Commercial loans ........................       34,904       30,536      25,239
Consumer loans ..........................        4,438        3,998       3,831
Other loans .............................        1,803        1,871       2,661
                                               -------      -------     -------
  Gross loans ...........................      119,158       96,990      81,214
Allowances for loan losses ..............       (1,984)      (1,648      (1,610)
Unearned fees ...........................         (628)        (521)       (341)
                                               --------     -------     -------
Total loans net of allowance and unearned fees $116,546     $ 94,821    $79,263
                                               ========     ========    =======


                                                       AT DECEMBER 31,
                                                 1998        1997        1996
                                               -------      -------    --------
Real estate mortgage loans:
    Commercial real estate ...........          50.9%        45.9%       46.9%
    One-to-four family residential ...           5.9          7.7         8.2
    Multifamily residential ..........           5.6          5.7         3.6
    Construction and land development            3.1          3.2         2.2
                                                ----         ----        ----
    Total real estate mortgage loans            65.5         62.5        60.9
    Commercial loans..................          29.3         31.5        31.1
    Consumer loans....................           3.7          4.1         4.7
    Other Loans.......................           1.5          1.9         3.3
                                               -----        -----       -----
    Gross loans.......................         100.0%       100.0%      100.0%
                                               =====        =====       =====

      The following table sets forth the contractual amortization of real estate and commercial loans at December 31, 1998 and December 31, 1997. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The table also sets forth the dollar amount of loans scheduled to mature after one year, according to their interest rate characteristics (dollars in thousands):

                                     DECEMBER 31, 1998     DECEMBER 31, 1997
                                    -------------------     -------------------
                                    Real                   Real
                                    Estate    Commercial   Estate    Commercial
                                    --------- ----------   --------- ----------
Amounts due:
  One year or less...............   $  27,448  $ 24,751    $  29,645  $  22,250
  After one through five years...      40,433     9,722       30,409      7,518
  More than five years...........      10,132       431          531        768
                                    ---------- --------    ---------  ---------
      Total......................   $  78,013  $ 34,904    $  60,585  $  30,536
                                    =========  ========    =========  =========

Interest rate terms on amounts due after one year:

  Adjustable.....................   $  29,195  $  3,042    $  20,774  $   3,489
  Fixed..........................      21,370     7,111       10,166      4,797
                                    ---------  --------    ---------  ---------
      Total......................   $  50,565  $ 10,153    $  30,940  $   8,286
                                    =========  ========    =========  =========

INVESTMENT MANAGEMENT SERVICES

      EPW offers investment management services to high net worth individuals, corporate pension and profit sharing plans, charitable entities, and state and local government pension plans. EPW receives fees for its services which vary according to the amount of assets in the account under management. EPW markets its services throughout the State of Florida.

TRUST SERVICES

      United Trust offers wholesale trust services that include on-line trust account information processing, asset custody and investment support services. These services are offered to legal and accounting firms and to other custodians. United Trust also offers retail trust services including investment management, probate and custodian services which are marketed principally to customers of the Bank and EPW and clients of local attorneys and accountants.

CREDIT ADMINISTRATION

      The loan approval process consists of a combination of individual and committee loan authority. Individual lending authority is based upon experience and is broken down into secured and unsecured requests. The Officers' Loan Committee (the "Officers' Loan Committee") is made up of commercial lenders and credit administration personnel. The Officers' Loan Committee currently has final approval on all unsecured credit for $50,000 to $500,000 and secured credits for $150,000 to $500,000. The General Loan Committee (the "General Loan Committee") is made up of four non-employee directors, the Chairman of the Board of Directors of the Company ("Board of Directors") and the President of the Bank. The General Loan Committee has final approval authority for all loans from $500,000 to the legal lending limit of the Bank, except for loans involving directors of the Bank which must be approved by a vote of the full Board of Directors with the interested director not present during the loan discussion and vote.

      The Company has a policies and procedures manual that addresses the specific underwriting guidelines for specific types of credits. Any deviation from these guidelines is considered to be a policy exception that must be outlined during the approval process and voted upon by the appropriate committee or approved by a loan officer with sufficient lending authority. The guidelines are reviewed and approved by the Board of Directors on an annual basis.

      The Company's lending philosophy is to extend credit to businesses or individuals in the Bank's market area who demonstrate sufficient cash flow to repay the debt and whose track record indicate they are borrowers with whom the Bank desires to establish an ongoing lending relationship.

      The loan portfolio is under continued review in order to monitor potential credit deterioration. Loans are graded at their inception by the loan officers. Credit administration reviews existing credits on an on-going basis. The Company also employs an independent third-party loan review company which reviews specific larger size credits on a quarterly basis. This quarterly review is presented to the General Loan Committee for its further review.

ASSET QUALITY

      ALLOWANCE/PROVISION FOR LOAN LOSSES. The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses within the existing loan portfolio. The allowance is based upon an ongoing quarterly assessment of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing.

      The methodologies for assessing the appropriateness of the allowance consists of several key elements, which include: 1) the formula allowance; 2) review of the underlying collateral on specific loans; and 3) historical loan losses. The formula allowance is calculated by applying loss factors to outstanding loans and unused commitments, in each case based on the internal risk grade of those loans. Changes in risk grades of both performing and non-performing loans affect the amount of the formula allowance. On the larger criticized or classified credits, a review is conducted of the underlying collateral which secures each credit. A worse case scenario review is conducted on those loans to calculate the amount, if any, of potential loss. The historical loan loss method is a review of the last six years of actual losses. The loss percentage is calculated and applied to the current outstanding loans in total.

Various conditions which would affect the loan portfolio are also evaluated. General economic and business conditions that affect the portfolio are reviewed including: 1) credit quality trends including trends in past due and non-performing loans; 2) collateral values in general; 3) loan volumes and concentration; 4) recent loss experience in particular segments of the portfolio; 5) duration and strength of the current business cycle; 6) bank regulatory examination results; and 7) findings of the external loan review process. Senior management and the Directors' General Loan Committee review these conditions quarterly. If any of these conditions presents a problem to the loan portfolio, an additional allocation may be recommended.

      The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):

                                               AT DECEMBER 31,
                                           1998           1997          1996
                                          ------        ------         ------
Allowance at beginning of period          $1,647        $1,610         $1,527
Charge-offs:
  Real estate loans ............             195             -              -
  Commercial loans .............             212            52             38
  Consumer loans ...............              19            39             31
                                          ------        ------         ------
      Total charge-offs ........             426            91             69
Recoveries:
  Real estate loans ............               -             -              -
  Commercial loans .............               9            38              1
  Consumer loans ...............               2             -              1
                                          ------        ------         ------
      Total recoveries .........              11            38              2
Net charge-offs ................             415            53             67
Provision for loan losses ......             752            90            150
                                          ------        ------         ------
Allowance at end of period .....          $1,984        $1,647         $1,610
                                          ======        ======         ======

      The following table presents information regarding the Company's total allowance for loan losses as well as its general allocation of such amount to the various loan categories based upon management's estimates (dollars in thousands).

                              DECEMBER 31,       DECEMBER 31,     DECEMBER 31,
                                  1998              1997             1996
                            ----------------  ----------------  --------------
ALLOWANCE ALLOCATION                 Percen-          Percent-       Percent-
                                     age              age            age
                                     of Loan          of Loan        of Loan
                                     Port-            Port-          Port-
                            Amount   folio    Amount  folio  Amount  folio
                           --------  ------  -------  ------ ------- --------
Performing/not classified:
Commercial Loans..........  $  485    27%     $  368    31%  $  324      30%
Real Estate Loans.........     607    59         459    53      406      55
Consumer Loans............     121     7          92     9       81      10
                            ------  ----      ------  ----   ------    ----
Subtotal..................   1,213    93         919    93      811      95

Non-performing/ classified:
Marginal..................      29     3           2     5        -       0
Substandard...............     677     4         483     2      221       5
Doubtful..................      51     0           -     0        -       0
Loss......................       -     0           -     0        -       0
                            ------  ----      ------  ----   ------    ----
Subtotal..................     757     8         485     7      221       5
Unallocated...............      14     0         243     0      578       0
                            ------  ----      ------  ----   ------    ----
Total.....................  $1,984   100%     $1,647  100%   $1,610    100%
                            ======  ====      ======  ====   ======    ====

      NONPERFORMING ASSETS. Nonperforming assets include (i) loans which are 90 days or more past due and have been placed into non-accrual status, (ii) accruing loans that are 90 days or more delinquent that are deemed by management to be adequately secured and in the process of collection, and (iii) ORE (I.E., real estate acquired through foreclosure or deed in lieu of foreclosure). All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the possibility of collecting additional interest is deemed insufficient to warrant further accrual. As a matter of policy, interest is not accrued on loans past due 90 days or more unless the loan is both well secured and in process of collection. When a loan is placed in non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received.

      The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):

                                               AT DECEMBER 31,
                                        1998         1997           1996
                                      --------     ---------      ---------
Real estate loans.................    $  2,820     $     374      $     330
Commercial loans..................       1,181            26             42
Consumer loans....................           -             -              -
                                      --------     ---------      ---------
   Total non-accrual loans(1).....       4,001           400            372
Other Real Estate.................       1,015             -              -
Accruing Loans 90 days past due..          449           251              -
                                      --------     ---------      ---------
   Total nonperforming assets.....    $  5,465     $     651      $     372
                                      ========     =========      =========

(1) $1,439 of the non-accrual loans as of December 31, 1998 are being paid on a monthly basis on a pre-judgment stipulation, and interest and principal are being recorded as received on a cash basis.

COMPETITION

      The banking industry in general, and the Bank's market area in particular, are characterized by significant competition for both deposits and lending opportunities. In its market area, the Bank competes with other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and various other non-bank providers of financial services. Competition for deposits may have the effect of increasing the rates of interest the Bank will pay on deposits, which would increase the Bank's cost of funds and possibly reduce its net earnings. Competition for loans may have the effect of lowering the rate of interest the Bank will receive on its loans, which would lower the Bank's return on invested assets and possibly reduce its net earnings. Many of the Bank's competitors have been in existence for a significantly longer period of time than the Bank, are larger and have greater financial and other resources and lending limits than the Bank, and may offer certain services that the Bank does not provide.

      There are approximately 293 branch offices of commercial banks and thrift institutions operating in Pinellas County. In order to compete effectively, the Bank seeks to differentiate its services from those offered by larger institutions, including the branch offices of large regional and national bank holding companies. The Bank seeks to provide banking products and services which are customized to its market area and target customers on a personalized basis, which management believes cannot be matched by many of the larger institutions that tend to offer many banking products and services on an impersonal basis.
Management believes that, as the banking industry has undergone further consolidation, the opportunity to attract customers seeking personalized service has been enhanced. The Bank seeks to tailor its products and services to its specific geographic market and targeted customers, and to thereby attract the business of professionals, entrepreneurs, and small to medium sized commercial businesses while continuing to provide exceptional banking services to all of its customers. The profitability of the Bank depends upon its ability to compete effectively in its market area. While management believes that the Bank's local ownership, community oriented operating philosophy and personalized service enhances the Bank's ability to compete in its market area, there can be no assurance that the Bank will be able to continue to compete effectively or that competitive factors will not have an adverse effect on the Bank's operating results or financial condition.

EMPLOYEES

      At December 31, 1998, the Company had 87 full-time and 6 part-time employees, none of whom were represented by a union or subject to a collective bargaining agreement. The Company believes its relations with its employees to be good.

SUPERVISION AND REGULATION

      The Company and the Bank are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referenced below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's business. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders.

REGULATION OF THE COMPANY. The Company is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHC Act"). As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

      The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank; or (iii) it may merge or consolidate with any other bank holding company. Similar federal statutes require bank holding companies and other companies to obtain the prior approval of the Office of Thrift Supervision ("OTS") before acquiring ownership or control of a savings association.

      The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977, as amended (the "CRA").

      The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the
"Interstate Banking Act"), authorizes (i) the Company, and any other bank holding company located in Florida to acquire a bank located in any other state, and (ii) any bank holding company located outside Florida to acquire any Florida-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states, unless a state has "opted out" of the interstate branching provisions of the Interstate Banking Act prior to June 1, 1997. Neither Florida nor any other state in the southeastern United States has "opted out". Accordingly, the Company would have the ability to acquire a bank in a state in the Southeast and thereafter consolidate all of its bank subsidiaries into a single bank with interstate branches.

      The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The investment management, data processing, administrative and accounting support and asset custody services offered by EPW and United Trust have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible nonbanking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its non-bank subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of the holding company.

      Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength and support to their subsidiary banks. This support may be required at times when, absent such Federal Reserve policy, the holding company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any bank subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority payment.

REGULATION OF THE BANK. The Bank is organized as a Florida-chartered commercial bank and is regulated and supervised by the Department. In addition, the Bank is regulated and supervised by the Federal Reserve, which serves as its primary federal regulator and, to a lesser extent, by the FDIC as the administrator of the fund that insures the Bank's deposits. Accordingly, the Department and the Federal Reserve conduct regular examinations of the Bank, reviewing the adequacy of the loan loss reserves, quality of loans and investments, propriety of management practices, compliance with laws and regulations, and other aspects of the Bank's operations. In addition to these regular examinations, the Bank must furnish to the Federal Reserve quarterly reports containing detailed financial statements and schedules.

      Federal and Florida banking laws and regulations govern all areas of the operations of the Bank, including reserves, loans, mortgages, capital, issuances of securities, payment of dividends, and establishment of branches. As its primary federal regulator, the Federal Reserve has authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent the Bank from engaging in unsafe or unsound practices. The Bank is a member of the BIF and, as such, deposits in the Bank are insured by the FDIC to the maximum extent permissible by law.

      The Bank is subject to the provisions of the CRA. Under the CRA, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank's discretion to develop the types of products and services that it believes are best suited to their particular communities, consistent with the CRA. The CRA requires the appropriate federal bank regulatory agency (in the case of the Bank, the Federal Reserve), in connection with their regular examinations, to assess a financial institution's record in meeting the credit needs of the community serviced by it, including low- and moderate-income neighborhoods. A federal banking agency's assessment of a financial institution's CRA record is made available to the public. Further, such assessment is required whenever the institution applies to, among other things, establish a new branch that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets of or assume the liabilities of, a federally-regulated financial institution. In the case where the Company applies for approval to acquire a bank or other bank holding company, the federal regulator approving the transaction will also assess the CRA records of the Bank. The Bank received a "Satisfactory" CRA rating in its most recent examination.

      In April 1995, the federal banking agencies adopted amendments revising their CRA regulations, with a phase-in schedule applicable to various provisions. Among other things, the amended CRA regulations, which became fully effective on July 1, 1997, substitute for the prior process-based assessment factors a new evaluation system that will rate an institution based on its actual performance in meeting community needs. In particular, the system now focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects; and (iii) a service test, to evaluate the institution's delivery of services through its branches and other offices. The amended CRA regulations also clarify how an institution's CRA performance will be considered in the application process. The Company does not anticipate that the revised CRA regulations will have any material impact on the Bank's operations or its CRA rating.

DEPOSIT  INSURANCE.  The Bank is subject to FDIC deposit insurance  assessments.
The Bank is also subject to a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized,
(ii) adequately capitalized, and (iii) undercapitalized. An institution is also assigned, by the FDIC, to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates on deposits for an institution in the highest category (i.e., "well capitalized" and "healthy") are less than assessment rates on deposits for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern").

      In addition to FDIC insurance assessments, the Bank is also subject to assessments used to pay interest on bonds issued by the Financing Corporation (the "FICO") under the Deposit Insurance Funds Act (the "Funds Act"). Prior to enactment of the Funds Act, only insurance payments by SAIF-member institutions were available to satisfy FICO's interest payment obligations. Through the end of 1999, the FICO assessment rate on BIF-assessable deposits is required by the statute to be one-fifth of the SAIF rate. Thereafter, FICO assessment rates for members of both insurance funds will presumably be equalized.

      Currently, the FICO assessment rate for BIF-assessable deposits is 0.013 percent (or 1.3 basis points) and the FICO assessment rate for SAIF assessable deposits is 0.0648 percent (or 6.48 basis points). In 1998, the Bank's total FICO payment obligation was $16,200, all of which was attributable to the BIF-assessable deposits.

The Bank has no SAIF assessable deposits.

CAPITAL REQUIREMENTS. The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve. There are three basic measures of capital adequacy for banks that have been promulgated by the Federal Reserve; two risk-based measures and a leverage measure. All applicable capital standards must be satisfied for a bank holding company and a bank to be considered in compliance.

      The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

      The minimum guidelines for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital (i.e., 4% of risk-weighted assets) must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

      The FDIC Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of the five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized", and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized".

      The Federal Reserve has issued final regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The Federal Reserve also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (iv) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. While the Company's capital levels have been in excess of those required to be maintained by a "well capitalized" financial institution, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relative short period of time, making an additional capital infusion necessary.

      As a condition of receiving approval from the Department to exceed certain regulatory investment limitations in order to invest in its new headquarters building, the Bank agreed to maintain a minimum Tier 1 Leverage ratio of 7% during the period of time that such investment limitations are exceeded. If the Bank's Tier 1 Leverage ratio falls below 7%, the Bank is required to increase its capital by an amount sufficient to reach the 7% minimum ratio within 90 days. As of December 31, 1998, the Bank's Tier 1 Leverage ratio was 7.98%.

      DIVIDENDS. As a Florida-chartered commercial bank, the Bank is subject to the laws of Florida as to the payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two years.

      Under Federal law, if, in the opinion of the federal banking regulator, a bank or thrift under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such regulation may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Prompt
Corrective Action regulations adopted by the federal banking agencies, a depository institution may not pay any dividend to its holding company if payment would cause it to become undercapitalized or if it already is undercapitalized.

      FEDERAL RESERVE SYSTEM. The Federal Reserve regulations require banks to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The new Federal Reserve regulations, effective December 16, 1997, generally require that reserves be maintained against aggregate transaction accounts as follows: (i) for accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve) the reserve requirement is 3%; and (ii) for accounts greater than $47.8 million, the reserve requirement is $1.434 million plus 10.0% (subject to adjustment by the Federal Reserve between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. As of December 31, 1998, the Bank was in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the Department. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

      LIQUIDITY. Under Florida banking regulations, the Bank is required to maintain a daily liquidity position equal to at least 15% of its total transaction accounts and 8% of its total nontransaction accounts, less those deposits of public funds for which security has been pledged as provided by law. The Bank may satisfy its liquidity requirements with cash on hand (including cash items in process of collection), deposits held with the Federal Reserve, demand deposits due from correspondent banks, Federal funds sold, interest-bearing deposits maturing in 31 days or less and the market value of certain unencumbered, rated, investment-grade securities and securities issued by Florida or any county, municipality or other political subdivision within the State. The Federal Reserve also reviews the Bank's liquidity position as part of its examination and imposes similar requirements on the Bank. Any Florida-chartered commercial bank that fails to comply with its liquidity requirements generally may not further diminish liquidity either by making any new loans (other than by discounting or purchasing bills of exchange payable at sight) or by paying dividends. At December 31, 1998, the Bank's net liquid assets exceeded the minimum amount required under the applicable Florida regulations.

      MONETARY POLICY AND ECONOMIC CONTROLS. The banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window", open market operations, the imposition of changes in reserve requirements against bank deposits and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. The monetary policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment and short- and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

      FUTURE LEGISLATION. Various legislation, including proposals to overhaul the bank regulatory system and expand the powers of bank holding companies, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its bank and non-bank subsidiaries in substantial and unpredictable ways. There is no assurance that any legislation will be enacted and, if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of the Company.

CHANGES IN ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") recently adopted or issued proposals and guidelines that may have a significant impact on the accounting practices of commercial enterprises in general and financial institutions in particular.

     In June, 1998 the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specified new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 for the year ended December 31, 2000 is not expected to have a material impact on the results of operations for the Company.

ITEM 2.    DESCRIPTION OF PROPERTY

      The principal executive offices of the Company, the Bank and United Trust are located in an office building at 333 Third Avenue North, St. Petersburg, Florida 33701. This facility was renovated in 1997, is owned by the Company and has a total of five floors and approximately 47,400 square feet of usable space. The Company and its subsidiaries occupy a total of approximately 25,000 square feet on the first two floors and a portion of the third floor of the building. As of December 31, 1998, the balance of the building was leased to tenants. Adequate parking, lobby, safe deposit boxes, and drive-thru facilities are provided to customers of the Bank at this location.

      The Bank has additional branch locations at 5801 North 49th Street (North Office), 5601 North Park Street (Five Towns Office), and 6500 Gulf Boulevard (St. Pete Beach Office), all in St. Petersburg, Florida. Except for the Five Towns Office, these facilities are owned by the Company and offer both lobby and drive-thru banking facilities to the Bank's customers. The Five Towns Office is leased for a term expiring October 31, 2001, with four renewal options.

      Additionally, on January 4, 1999, the Bank completed the purchase of a bank branch site at 7490 Bryan Dairy Road in Pinellas Park. The Bank has received regulatory approval to establish its fifth banking location at this site and intends to have this branch open during the second quarter of 1999. It will offer lobby, drive-thru and safe deposit facilities to the Bank's customers.

      EPW's main office is located in an office building in Tampa, Florida in which EPW leases approximately 3,190 square feet of space pursuant to a lease expiring February 28, 2003, with no renewal option. EPW's Jacksonville, Florida office operates out of a private home owned by an officer of EPW.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is a party to various legal proceedings in the ordinary course of its business. Based on information presently available, management does not believe that the ultimate outcome of such proceedings, in the aggregate, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There  were  no  matters   submitted   to  a  vote  of  the   Company's
security-holders during the fourth quarter of its fiscal year ended December 31, 1998.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Shares are quoted on the Nasdaq SmallCap Market under the symbol UFHI. At the close of business on March 19, 1999, there were outstanding 4,060,307 Common Shares which were held by approximately 350 record and beneficial shareholders.

     The following table sets forth the high and low closing sales prices for the Common Shares as quoted by Nasdaq for the period indicated:

Year Ended December 31, 1998                    HIGH              LOW
Fourth Quarter (from December 11, 1998).......  $7.63             $7.25

Year Ended December 31, 1999:
First Quarter (through March 19, 1999)........  $7.75             $6.63

     Since 1995, the Company has declared and paid quarterly cash dividends on the Common Stock to record holders of the Common Stock at each calendar quarter end, payable on the last day of the following month. Starting in the first quarter of 1997, such dividends were paid at the rate of $0.03-1/3 per share of Common Stock until the third quarter of 1998, when a dividend of $0.04 per share was declared

     The Company is primarily a holding company with no material business operations, sources of income or assets of its own other than the shares of its subsidiaries. Because substantially all of the Company's operations are conducted through subsidiaries, the Company's cash flow and, consequently, its ability to pay dividends or make other distributions is dependent upon either third-party borrowings made by the Company or the cash flow of its subsidiaries and the payment of funds by those subsidiaries, including the Bank, to the Company in the form of loans, dividends, fees or otherwise. The Company's subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to make any funds available, whether in the form of loans, dividends or otherwise. Regulatory limitations on the Bank restrict its ability to make loans or distributions to the Company.

Recent Sales of Unregistered Securities and Use of Proceeds.

         Recent Sales of Unregistered Securities. On October 31, 1998, the Company issued 18,000 shares of its common stock to certain officers of United Trust and EPW pursuant to an incentive stock plan established in connection with the acquisitions by the Company of Fiduciary Services Corp. and EPW. The number of shares issued pursuant to the incentive stock plan is dependent on the consolidated revenues generated by United Trust and EPW. Under the plan, no cash or additional consideration was received by the Company pursuant to the issuance of such shares. Additionally, on December 31, 1998, the Company issued 6,000 shares of its common stock pursuant to the exercise of stock options by Harold
J. Winner, a director and officer of the Company, for total cash consideration of $30,500.

         The shares of capital stock issued in the foregoing transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act") as transactions by an issuer not involving any public offering or were otherwise exempt from a requirement to be registered under the Securities Act. The recipients of the securities issued represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in the foregoing transactions.

         Use of Proceeds. On December 10, 1998, UFH Capital Trust I ("UFH Capital"), a Delaware statutory business trust, all of the common equity interests of which are owned by the Company, and the Company's joint Registration Statement on Form SB-2 (Nos. 333-60431 and 333-60431-01) (the "Registration Statement") became effective, registering the initial public offering by the Company of 450,000 shares of the Company's common stock, par value $.01 per share, and up to 1,200,000 shares of 9.4% Cumulative Trust Preferred Securities with a liquidation amount of $5 per share (the "Preferred Securities"), representing preferred undivided beneficial interests in the assets of UFH Capital. Furthermore, pursuant to such Registration Statement, the Company registered up to an additional 67,500 shares of its common stock and UFH Capital registered up to an additional 180,000 shares of Preferred Securities in the event that the managing underwriter for the offering, William R. Hough & Co. (the "Underwriter"), exercised its option to purchase such shares to cover over-allotments. The aggregate offering price of the 450,000 shares of registered common stock was $3,262,500 and the aggregate offering price of the 1,200,000 shares of registered Preferred Securities was $6,000,000, all of which was sold on the commencement of the initial public offering on December 10, 1998.

         The aggregate offering price of the 67,500 shares of the Company's common stock and 180,000 shares of UFH Capital's Preferred Securities registered to cover the Underwriter's over-allotment options was $489,375 and $900,000, respectively. On January 8, 1999, the Underwriter exercised its over-allotment options with respect to 57,705 shares of the 67,500 shares of the Company's common stock and 149,920 shares of the 180,000 shares of UFH Capital's Preferred Securities for an aggregate offering price of $418,361 and $749,600, respectively.

         All of the gross proceeds received by UFH Capital from the offering of the of the Preferred Securities and certain other funds of UFH Capital were invested in an equivalent amount of the Company's 9.4% Junior Subordinated Debentures (the "Junior Subordinated Debentures") totaling $6,959,200, which were issued by the Company to UFH Capital. All of the Junior Subordinated Debentures were registered as part of the Registration Statement. In addition, a guarantee of the Company relating to the Preferred Securities was also registered as part of the Registration Statement. The Company's and UFH Capital's initial public offerings terminated on January 8, 1999, upon the exercise of the Underwriter's over-allotment option with respect to the Common Stock and the Preferred Securities.

         Underwriting discounts and commissions for the 507,705 shares of common stock sold by the Company in the initial public offering totaled $220,852. In addition, in view of the fact that the proceeds of the sale of the 1,349,920 shares of Preferred Securities were used to purchase the Junior Subordinated Debentures of the Company, the Company agreed to pay to the Underwriter, as compensation for arranging the investment therein of such proceeds, $.20 per Preferred Security, resulting in an aggregate payment to the Underwriter of $269,984. Furthermore, in connection with the offerings of the Common Stock and the Preferred Securities and the sale of the Junior Subordinated Debentures by the Company to UFH Capital, the Company paid approximately $401,149 in underwriter's and other expenses related to the offerings, resulting in total estimated expenses of approximately $891,985. No finder's fees were paid by the Company with respect to the initial public offerings. After deducting total estimated expenses, the Company received approximately $9,538,476 in net proceeds from the offerings.

         None of the Company's expenses paid in connection with the issuance and distribution of its common stock and the Preferred Securities in the registered offerings, and none of the net offering proceeds, were paid directly or indirectly to directors or officers of the Company or their associates, persons owning 10% or more of the Company's common stock, or affiliates of the Company.

         From December 10, 1998, through December 31, 1998, approximately $2.7 million of the estimated net offering proceeds of $9,538,476 were used by the Company to repay debt to the lender under the Company's senior credit facility and $1.5 million was contributed to the capital of the Bank. Rather than investing the remaining $5.3 million in short term obligations between such dates, the remaining net offering proceeds were deposited into a non-interest bearing demand deposit account of the Company established with the Bank. The Bank in turn is using those funds to fund its assets, such as loans and overnight investments.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 1998 AND DECEMBER 31, 1997

OVERVIEW

      Total assets of the Company were $171.9 million at December 31, 1998, compared to $147.3 million at December 31, 1997, an increase of $24.6 million or 16.7%. This increase was primarily the result of the Company's internal growth of earning assets (primarily loans) funded by an increase in deposits.

INVESTMENT SECURITIES

      Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $25.7 million at December 31, 1998, compared to $21.6 million at December 31, 1997, an increase of $4.1 million or 19.0%. At December 31, 1998, the Company held certain securities totaling $14.5 million as available for sale. These securities have been recorded at market value.

LOANS

      Total loans were $119.2 million at December 31, 1998, compared to $97.0 million at December 31, 1997, an increase of $22.2 million or 22.9%. For the same period, real estate mortgage loans increased by $17.4 million or 28.7%, commercial loans increased by $4.4 million or 12.6%, and all other loans including consumer loans increased by $0.3 million or 5.1%. Net loans were $116.5 million at December 31, 1998, compared to $94.8 million at December 31, 1997.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses amounted to $2.0 million at December 31, 1998, compared to $1.6 million at December 31, 1997, an increase of $0.4 million or 25.0%. During 1998, $426 thousand in loans were charged off, $752 thousand was added to the allowance for loan losses through a provision, which was accounted for as an expense, reducing net income, and $10 thousand was recovered from loans previously charged off.

NONPERFORMING ASSETS

      Nonperforming assets were $5.5 million at December 31, 1998, compared to $.7 million at December 31, 1997. Nonperforming assets at December 31, 1998 consisted of nonperforming loans of $4.0 million and other real estate owned of $1.0 million. A nonperforming loan in the amount of $1.3 million is being paid on a monthly basis on a pre-judgment stipulation and interest and principal are being recorded on a cash basis as received. ORE owned consisted of one property which has been listed for sale. Management believes that this property is carried at a value that is equal to its current market value.

BANK PREMISES AND EQUIPMENT

      Bank premises and equipment was $9.3 million at December 31, 1998, compared to $9.5 million at December 31, 1997, a decrease of $.2 million or 2.1%. This decrease was primarily due to depreciation of buildings and equipment and amortization of leasehold improvements

DEPOSITS

      Total deposits were $139.1 million at December 31, 1998, compared to $130.2 million at December 31, 1997, an increase of $8.9 million or 6.8%. From December 31, 1997 to December 31, 1998, demand deposits decreased $0.7 million, NOW and money market deposits increased $12.6 million, savings deposits decreased $0.5 million, time deposits of $100 thousand or greater increased $1.8 million, and other time deposits decreased $4.3 million.

LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED DEBENTURES

      Long-term debt outstanding (excluding convertible subordinated debentures) was $34 thousand at December 31, 1998, compared to $2.7 million at December 31, 1997, a decrease of $2.6 million. The majority of the decrease was due to repayment of debt with a portion of the proceeds from the Company's public offering. The remaining debt is payable to an unrelated bank. In addition, $630 thousand in convertible subordinated debentures were outstanding during both periods.

MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST

      In December 1998, the Company, through a statutory business trust created and owned by the Company, issued $6,749,600 (including an overallotment of $749,600 that closed on January 14, 1999) of 9.40% Cumulative Trust Preferred
Securities which will mature on December 10, 2028. See Note D of the Consolidated Financial Statements for additional information.

STOCKHOLDERS' EQUITY

      Stockholders' equity was $14.8 million at December 31, 1998, or 8.61% of total assets, compared to $10.5 million, or 7.13% of total assets at December 31, 1997. At December 31, 1998, the Bank's Tier I (core) Capital ratio was 7.44%, its Tier I Risk-based Capital ratio was 9.52%, and its Total Risk-based Capital ratio was 10.78%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to proceeds from the Company's initial public offering and 1998 net income.

COMPARISON  OF RESULTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 1998 AND
1997

OVERVIEW

      Net income for the year ended December 31, 1998 was $1.8 million or $0.46 per share diluted, compared to $1.4 million or $0.38 per share diluted for the same period in 1997. On a pre-tax basis, United Trust earned $176 thousand in 1998 versus a loss of $114 thousand in 1997, EPW's pre-tax operating profits (before deducting $124 thousand of costs associated with the issuance of performance shares) increased to $210 thousand from $149 thousand during this period and the Bank's pre-tax profits increased to $2.7 million from $2.5 million during this same period.

BUSINESS SEGMENT INFORMATION

      The Company's  operations  include  three  business  segments:  commercial banking, trust services (operated through United Trust) and investment management services (operated through EPW). The following are the results of operations for these three segments for the years ended December 31, 1998 and 1997 (dollars in thousands).

                                              YEARS ENDED DECEMBER 31,
                                                       1998
                                      Commercial United            Company
                                      Banking    Trust      EPW    Total
                                      --------  -------   -------  ---------
Interest Income ...................   $12,561   $   171   $     0    $12,732
Interest Expense ..................     5,066         0         4      5,070
                                      -------   -------   -------    -------
Net Interest Income ...............     7,495       171        (4)     7,662
Loan Loss Provision ...............       752         0         0        752
                                      -------   -------   -------    -------
Net Interest Income after loan loss     6,743       171        (4)     6,910
  Provision

Noninterest Income..................    1,646       956     1,447      4,049
General and Administrative ("G&A")      5,637       926     1,356      7,919
  Expenses..........................

Other noninterest expense...........        0         0         0          0
Amortization of goodwill............       15        25         1         41
                                      -------    ------    ------    -------
Total noninterest expense...........    5,652       951     1,357      7,960
                                      -------    ------    ------    -------
Net Income before taxes............   $ 2,737    $  176    $   86      2,999
                                      =======    ======    ======
Net Corporate Overhead expense......                                     232
Income tax expense..................                                   1,010
                                                                     -------
Net income..........................                                 $ 1,757
                                                                     =======

                                            YEARS ENDED DECEMBER 31,
                                                     1997
                                       Commercial United           Company
                                       Banking    Trust    EPW     Total
                                       -------   -------  ------   --------
Interest Income ...................    $10,785   $    0   $    0   $ 10,785
Interest Expense ..................      3,970        0        5      3,975
                                       -------   ------   ------    -------
Net Interest Income ...............      6,815        0       (5)     6,810
Loan Loss Provision ...............         90        0        0         90
                                       -------   ------   ------    -------
Net Interest Income after loan loss      6,725        0       (5)     6,720
  Provision

Noninterest Income..................     1,286      765    1,238      3,289
General and Administrative ("G&A")       5,124      852    1,084      7,060
  Expenses..........................

Other noninterest expense...........       384        9        0        393
Amortization of goodwill............        15       18        0         33
                                       -------   ------   ------    -------
Total noninterest expense...........     5,523      879    1,084      7,486
                                       -------   ------   ------    -------
Net Income before taxes.............   $ 2,488   $ (114)  $  149      2,523
                                       =======   ======   ======
Net Corporate Overhead expense......                                    253
Income tax expense..................                                    860
                                                                    -------
Net income..........................                                $ 1,410
                                                                    =======

      COMMERCIAL BANKING ACTIVITIES. The Company's commercial banking activities are conducted through the Bank. Net interest income of the Bank for the year ended December 31, 1998 was $7.5 million, compared to $6.8 million for the same period in 1997, a $0.7 million or 10.3% increase. Based on the Company's analysis of its loan portfolio and loan loss reserve, the loan loss provision was increased substantially to $752 thousand for 1998, compared to $90 thousand for 1997. Non-interest income for 1998 was $1.6 million, compared to $1.3 million for 1997, an increase of $0.3 million or 23.1%. Total non-interest expense was $5.7 million for 1998, compared to $5.5 million for 1997, a 3.6% increase. Net income before taxes was $2.7 million for 1998, compared to $2.5 million for 1997, an 8.0% increase.

      The Bank's net income before taxes in 1997 included several non-recurring noninterest expenses. In 1997, the Bank took a one-time write-down of $255 thousand in the value of a security held in portfolio and $138 thousand from the write-off of leasehold improvements in a facility which was abandoned. Other increases in general and administrative expenses were substantially due to the full year impact from a new branch which was opened in September 1996, expenses associated with moving into the new headquarters building, and additional employees hired for accounting and credit administration functions and other support operations.

     TRUSTACTIVITIES. United Trust reported net income before taxes of $176 thousand for the year ended December 31, 1998, compared to a loss of $114 thousand for 1997, an improvement of $290 thousand. This improvement was the result of the increased volume of trust accounts.

     INVESTMENT ADVISORY ACTIVITIES. Net income before taxes for EPW was $86 thousand for the year ended December 31, 1998, compared to $149 thousand for the same period of 1997, a $63 thousand decrease. In 1998, expenses of $124 thousand were incurred due to the issuance of "performance shares" pursuant to the acquisition agreement of EPW. Income before taxes without this expense would have been $210 thousand, an increase of $61 thousand over 1997. This increase would have been primarily due to an increase in the volume of assets under management by EPW resulting from higher market values of the assets under management.

ANALYSIS OF NET INTEREST INCOME

      Net interest income for the year ended December 31, 1998 was $7.4 million, compared to $6.7 million for the same period in 1997, a $0.7 million or 10.4% increase. Interest income was $12.7 million for the year ended December 31, 1998, compared to $10.8 million for the same period in 1997, a $1.9 million or 17.4% increase. Interest expense was $5.3 million for the year ended December 31, 1998, compared to $4.1 million for the same period in 1997, a $1.2 million or 29.3% increase.

      The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the years ended December 31, 1998 and 1997 (dollars in thousands):

                                             YEARS  ENDED DECEMBER 31,
                                                       1998
                                         Average                   Average
                                         Balance      Interest     Rate
                                        ---------    ---------   ----------
Summary of average rates/interest
earning assets: Interest earning assets:

  Loans, net(1) .....................   $102,197      $ 10,382      10.16%
  Securities:
  Investment securities - taxable ...     26,325         1,714       6.51
  Investment securities - non-taxable        570            31       8.63
  Federal funds sold ................      9,821           532       5.42
                                        --------      --------
  Total earning assets ..............    138,913        12,659       9.13%
  Non-earning assets ................     22,711
                                        --------
Total average assets ................   $161,624
                                        ========

Interest bearing liabilities:

  NOW & money market .............      $ 50,328      $  1,564        3.11%
  Savings ........................         4,742            97        2.05
  Time, $100,000 & over ..........         9,850           534        5.42
  Time other .....................        49,455         2,669        5.40
  Convertible subordinated
  debentures .....................           630            50        8.00
  Long-term debt .................         2,329           200        8.59
  Other borrowings ...............         5,036           154        3.06
                                        --------      --------
Total interest bearing liabilities       122,370         5,268        4.30

Non-Interest bearing liabilities:

  Deposits...........................     25,276
  Other..............................      2,152
  Stockholders' equity...............     11,826
                                        --------
  Total liabilities and stockholders'   $161,624
   equity............................   ========

  Net interest & net interest spread.                 $  7,391        4.82%
                                                      ========        ====
  Net interest margin................                                 5.33%
                                                                      ====

                                             YEARS  ENDED DECEMBER 31,
                                                       1997
                                          Average                     Average
                                          Balance      Interest       Rate
                                         --------      --------      --------
Summary of average rates/interest
earning assets: Interest earning assets:

  Loans, net(1) .....................    $ 83,614      $  8,961       10.72%
  Securities:
  Investment securities - taxable ...      22,995         1,508        6.56
  Investment securities - non-taxable         494            29        9.09
  Federal funds sold ................       5,447           295        5.42
                                         --------      --------
  Total earning assets ..............     112,550        10,793        9.60%
  Non-earning assets ................      18,230
                                         --------
Total average assets ................    $130,780
                                         ========

Interest bearing liabilities:

  NOW & money market .............      $ 30,692       $    795        2.59%
  Savings ........................         4,774             97        2.02
  Time, $100,000 & over ..........         7,518            419        5.57
  Time other .....................        47,445          2,604        5.49
  Convertible subordinated
  debentures .....................           630             50        8.00
  Long-term debt .................         1,037             80        7.73
  Other borrowings ...............         2,638             56        2.13
                                        --------       --------
Total interest bearing liabilities        94,734          4,101        4.33

Non-Interest bearing liabilities:

  Deposits...........................     24,774
  Other..............................      1,380
  Stockholders' equity...............      9,892
                                        --------
  Total liabilities and stockholders'   $130,780
   equity............................   ========

  Net interest & net interest spread.                  $  6,692        5.27%
                                                       ========        ====
  Net interest margin................                                  5.96%
                                                                       ====


(1)   Includes non-accrual loans.

      The following table reflects the change in net interest income due to changes in the volume and rate of the Company's assets and liabilities for the twelve month period ended December 31, 1998:

                                              Increase (Decrease)
Changes in net interest income                            Combination
(dollars in thousands)                  Volume    Rate    Rate/Volume Total
                                        ------    ------- ----------- ------
Interest earning assets:
  Loans, net ........................   $1,992    $ (467) $  (104)    $1,421
  Securities:
  Investment securities - taxable ...      218       (11)      (2)       206
  Investment securities - non-taxable        7        (2)      (3)         2
  Federal funds sold ................      237         -        -        237
                                        ------    ------    ------    ------
Total change in interest income .....    2,454      (480)    (108)     1,866

Interest bearing liabilities:
  NOW & money market.................      509       159      102        769
  Savings............................       (1)        1       (1)         -
  Time, $100,000 & over..............      130       (11)      (4)       115
  Time other.........................      110       (43)      (2)        65
  Convertible subordinated debentures.       -         -        -          -
  Long-term debt.....................      100        (9)      11        120
  Other Borrowings...................       51        24       22         98
                                        ------    ------    ------    ------
Total change in interest expense.....      899       139      129      1,167
                                        ------    ------    ------    ------

Increase (decrease) in net interest
 income..............................   $1,555    $ (619)   $(237)    $  699
                                        ======    ======    ======    ======

NONINTEREST INCOME

      Noninterest income for the year ended December 31, 1998 was $4.1 million compared to $3.2 million for the same period in 1997, an increase of $0.9 million or 28.1%. This increase was primarily due to increased revenues from EPW and United Trust whose combined revenues increased $469 thousand during this period. Income on cash value life insurance was $137 thousand in 1998 while all other fees and commissions increased by $190 thousand.

      The following table indicates the components of noninterest income for the years ended December 31, 1998 and 1997 (dollars in thousands):

                                            For the Years Ended
                                                December 31,       Increase/
                                             1998          1997    (Decrease)
                                          -----------  ----------- -----------
Service charges on deposit accounts...... $      707   $      675  $       32
Trust and investment management income...      2,355        1,886         469
Other service charges, fees, and income..        415          225         190
Loan servicing fees......................        148          164         (16)
Net trading account profit...............         87            -          87
Income on cash value life insurance......        137            -         137
Gain on sale of SBA loans................        239          290         (51)
                                          -----------  ----------- -----------

Total noninterest income................. $    4,088   $    3,240  $       848
                                          ===========  =========== ===========

NONINTEREST EXPENSE

      Total noninterest expense for the year ended December 31, 1998 was $8.0 million, compared to $7.6 million for the same period in 1997, an increase of $0.4 million or 5.3%.

The following table reflects the components of noninterest expense for the years ended December 31, 1998 and 1997 (dollars in thousands):

                                            For the Years Ended
                                               December 31,          Increase/
                                             1998          1997      (Decrease)
                                          -----------  ----------- ------------
Salaries and employee benefits .......    $    4,631   $     4,048 $       583
Occupancy expense ....................           522           514           8
Furniture and equipment expense ......           512           494          18
Data processing expense ..............           437           418          19
Legal and professional fees ..........           121           177         (56)
Amortization of intangible assets.....            79            67          12
Advertising ..........................           265            37         302
Relocation expense ...................             -           138        (138)
Stationery and supplies...............           137           151         (14)
Directors fees .......................           191           199          (8)
Securities write-down.................             -           255        (255)
Other operating expenses..............         1,027           846         181
                                           ----------   ----------- -----------
Total noninterest expense.............     $   7,959    $    7,572  $      387
                                           =========    ==========  ==========

YEARS ENDED DECEMBER 31, 1997 AND 1996

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 1997 AND DECEMBER 31, 1996

OVERVIEW

      Total assets of the Company were $147.3 million at December 31, 1997, compared to $122.7 million at December 31, 1996, an increase of $24.6 million or 20.0%. This increase was primarily the result of the Company's internal growth of earning assets (primarily loans) funded by an increase in deposits.

INVESTMENT SECURITIES

      Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $21.6 million at December 31, 1997, compared to $18.7 million at December 31, 1996, an increase of $2.9 million or 15.3%. At December 31, 1997, the Company held certain securities totaling $11.5 million as "available for sale". These securities have been recorded at market value.

LOANS

      Total loans were $97.0 million at December 31, 1997, compared to $81.2 million at December 31, 1996, an increase of $15.8 million or 19.4%. For the same period, real estate mortgage loans increased by $11.1 million or 22.5%, commercial loans increased by $5.3 million or 21.0%, and all other loans including consumer loans were virtually unchanged. Net loans were $94.8 million at December 31, 1997, compared to $79.3 million at December 31, 1996.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses amounted to $1.6 million at December 31, 1997, virtually unchanged from December 31, 1996. During 1997, $90.9 thousand in loans were charged off, $90 thousand was added to the allowance for loan losses through a provision, which was accounted for as an expense, reducing net income, and $38 thousand was recovered from loans previously charged off.

NONPERFORMING ASSETS

      Nonperforming assets were $651 thousand at December 31, 1997, compared to $372 thousand at December 31, 1996, an increase of $279 thousand or 75.0%. All nonperforming assets consisted of nonperforming loans.

BANK PREMISES AND EQUIPMENT

      Bank premises and equipment was $9.5 million at December 31, 1997, compared to $6.0 million at December 31, 1996, an increase of $3.5 million or 58.3%. This increase was primarily due to the final funding of the building and equipment related to the Company's new headquarters facility which opened in May 1997.

DEPOSITS

      Total deposits were $130.2 million at December 31, 1997, compared to $108.1 million at December 31, 1996, an increase of $22.1 million or 20.4%. Of the $22.1 million increase, $1.7 million was in demand deposits, $8.5 million was in NOW and money market deposits, $0.6 million was in savings deposits, $4.9 million was in time deposits of $100,000 or greater, and $6.4 million was in other time deposits.

LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED DEBENTURES

      Long-term debt outstanding was $2.7 million at December 31, 1997, compared to $0.8 million at December 31, 1996, an increase of $1.9 million. This increase was due primarily to borrowings from a non-affiliated bank secured by the Bank's common stock to fund the capitalization of United Trust.

STOCKHOLDERS' EQUITY

      Stockholders' equity was $10.5 million at December 31, 1997, or 7.12% of total assets, compared to $9.5 million, or 7.73% of total assets at December 31, 1996. At December 31, 1997, the Bank's Tier I (core) Capital ratio was 6.77%, its Tier I Risk-based Capital ratio was 8.90%, and its Total Risk-based Capital ratio was 10.15%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized".

COMPARISON  OF RESULTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 1997 AND
1996

OVERVIEW

      Net income for the year ended December 31, 1997 was $1.4 million or $0.38 per share diluted, compared to $1.5 million or $0.40 per share diluted for the same period in 1996. On a pre-tax basis, United Trust lost $114 thousand in 1997 and $421 thousand in 1996, EPW's pre-tax profits increased to $149 thousand from $92 thousand during this period and the Bank's pre-tax profits declined to $2.5 million from $2.8 million during this same period.

BUSINESS SEGMENT INFORMATION

      The Company's  operations  include  three  business  segments:  commercial banking, trust services (operated through United Trust) and investment management services (operated through EPW). The following are the results of operations for these three segments for the years ended December 31, 1997 and 1996 (dollars in thousands).

                                          YEARS ENDED DECEMBER 31, 1997
                                       Commercial  United          Company
                                         Banking    Trust   EPW    Total
                                       ---------- -------- ------ ---------
Interest Income.....................   $  10,785  $     0  $   0  $  10,785
Interest Expense....................       3,970        0      5      3,975
                                       ---------  -------  -----   --------
Net Interest Income.................       6,815        0     (5)     6,810
Loan Loss Provision.................          90        0      0         90
                                       ---------  -------  -----  ---------
Net Interest Income after loan loss        6,725        0     (5)     6,720
  provision.........................
Noninterest Income..................       1,286      765   1,238     3,289
General and Administrative ("G&A")         5,124      852   1,084     7,060
  expenses..........................
Other noninterest expense...........         384        9       0       393
Amortization of goodwill............          15       18       0        33
                                       ---------  -------   -----  --------
Total noninterest expense...........       5,523      879   1,084     7,486
                                       ---------  -------   -----  --------
Net Income before taxes.............   $   2,488  $  (114)  $ 149  $  2,523
                                       =========  =======   =====
Net Corporate Overhead expense......                                    253
Income tax expense..................                                    860
                                                                   --------
Net income..........................                               $  1,410
                                                                   ========


                                          YEARS ENDED DECEMBER 31, 1996
                                       Commercial  United           Company
                                         Banking    Trust  EPW (1)  Total
                                       ---------- -------- ------ ---------
Interest Income.....................   $   9,577  $     0  $    0  $  9,577
Interest Expense....................       3,278        0       5     3,283
                                       ---------  -------   ------  -------
Net Interest Income.................       6,299        0      (5)    6,294
Loan Loss Provision.................         150        0       0       150
                                       ---------  -------   ------  -------
Net Interest Income after loan loss        6,149        0      (5)    6,144
  provision.........................
Noninterest Income..................       1,251      381     936     2,568
General and Administrative ("G&A")         4,532      780     839     6,151
  expenses..........................
Other noninterest expense...........           0        0       0         0
Amortization of goodwill............          14       22       0        36
                                       ---------  -------   -----  --------
Total noninterest expense...........       4,546      802     839     6,187
                                       ---------  -------   -----  --------
Net Income before taxes.............   $   2,854  $  (421) $   92  $  2,525
                                       =========  =======   =====
Net Corporate Overhead expense......                                    154
Income tax expense..................                                    891
                                                                   --------
Net income..........................                               $  1,480
                                                                   ========
(1) For the eleven months ended December 31, 1996

      COMMERCIAL BANKING ACTIVITIES. The Company's commercial banking activities are conducted through the Bank. Net interest income of the Bank for the year ended December 31, 1997 was $6.8 million, compared to $6.3 million for the same period in 1996, a $0.5 million or 7.9% increase. Based on the Company's analysis of its loan portfolio and loan loss reserve, the loan loss provision was reduced $90 thousand for 1997, compared to $150 thousand for 1996, a 40.0% decrease. Non-interest income for 1997 was $1.3 million, compared to $1.3 million for 1996. Total non-interest expense was $5.5 million for 1997, compared to $4.6 million for 1996, a 19.6% increase. Net income before taxes was $2.5 million for 1997, compared to $2.9 million for 1996, a 13.8% decrease.

      The decline in the Bank's net income before taxes in 1997 compared to 1996 was mainly due to increases in noninterest expenses. The principal components of this increase were an increase in Company general and administrative expenses of $592 thousand, a one time write-down of $255 thousand in the value of a security held in portfolio, and $138 thousand from the write-off of leasehold improvements in a facility which was abandoned. Other increases in general and administrative expenses were substantially due to the full year impact from a new branch which was opened in September 1996, expenses associated with moving into the new headquarters building, and additional employees hired for accounting and credit administration functions and other support operations.

     TRUST ACTIVITIES. United Trust reported a net loss before taxes of $114 thousand for the year ended December 31, 1997, compared to a loss of $421 thousand for 1996, an improvement of $307 thousand. This improvement was the result of the increased volume of trust accounts.

      INVESTMENT ADVISORY ACTIVITIES. Net income before taxes for EPW was $149 thousand for the year ended December 31, 1997, compared to $92 thousand for the same period of 1996, a $57 thousand or 61.9% increase. This increase was primarily due to an increase in the volume of assets under management by EPW resulting from higher market values of the assets under management.

ANALYSIS OF NET INTEREST INCOME

      Net interest income for the year ended December 31, 1997 was $6.7 million, compared to $6.2 million for the same period in 1996, a $0.5 million or 8.2% increase. Interest income was $10.8 million for the year ended December 31, 1997, compared to $9.6 million for the same period in 1996, a $1.2 million or 12.5% increase. Interest expense was $4.1 million for the year ended December 31, 1997, compared to $3.4 million for the same period in 1996, a $0.7 million or 20.6% increase.

      The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the years ended December 31, 1997 and 1996 (dollars in thousands):

                                          YEARS  ENDED DECEMBER 31,
                                                     1997
                                       Average                  Average
                                       Balance     Interest       Rate
                                       ---------  ----------   ---------
Summary of average rates/interest
 earning assets:
Interest earning assets:
  Loans, net(1)......................  $  83,614  $    8,961       10.72%
Securities:
  Investment securities - taxable....     22,995       1,508        6.56
  Investment securities - non-taxable        494          29        9.09
  Federal funds sold.................      5,447         295        5.42
                                       ---------  ----------
  Total earning assets...............    112,550      10,793        9.60%
  Non-earning assets.................     18,230
                                       ---------
Total average assets.................  $ 130,780
                                       =========

Interest bearing liabilities:
  NOW & money market.................  $  30,692   $     795        2.59%
  Savings............................      4,774          97        2.02
  Time, $100,000 & over..............      7,518         419        5.57
  Time other.........................     47,445       2,604        5.49
  Convertible subordinated debentures        630          50        8.00
  Long-term debt.....................      1,037          80        7.73
  Other borrowings...................      2,638          56        2.13
                                       ---------  ----------
Total interest bearing liabilities...     94,734       4,101        4.33

Non-Interest bearing liabilities:
  Deposits...........................      24,774
  Other..............................       1,380
  Stockholders' equity...............       9,892
                                       ----------
  Total liabilities and stockholders'  $  130,780
   equity............................  ==========

  Net interest & net interest spread.             $    6,692          5.27%
                                                  ==========          ====
  Net interest margin................                                 5.96
                                                                      ====

                                          YEARS  ENDED DECEMBER 31,
                                                     1996
                                       Average                  Average
                                       Balance     Interest       Rate
                                       ---------  ---------   ---------
Summary of average rates/interest
 earning assets:

Interest earning assets:
  Loans, net(1)......................  $  75,590  $   8,121      10.74%

Securities:
  Investment securities - taxable....     18,168      1,216       6.69
  Investment securities - non-taxable        659         38       9.22
  Federal funds sold.................      4,144        220       5.31
                                       ---------  ---------
  Total earning assets...............     98,561      9,595       9.76%
  Non-earning assets.................     13,774
                                       ---------
Total average assets.................  $ 112,335
                                       =========

Interest bearing liabilities:
  NOW & money market.................  $  23,938  $      542      2.26%
  Savings............................      4,977         108      2.16
  Time, $100,000 & over..............      4,307         242      5.61
  Time other.........................     43,089       2,315      5.37
  Convertible subordinated debentures        578          46      7.96
  Long-term debt.....................        886          78      8.80
  Other borrowings...................      3,959          89      2.26
                                       ---------  ----------
Total interest bearing liabilities...     81,733       3,420      4.18

Non-Interest bearing liabilities:

  Deposits...........................     20,421
  Other..............................      1,235
  Stockholders' equity...............      8,945
                                       ---------
  Total liabilities and stockholders'  $ 112,335
  equity.............................  =========

  Net interest & net interest spread.             $    6,175      5.58%
                                                  ==========      ====
  Net interest margin................                             6.27%
                                                                  ====

(1)   Includes non-accrual loans.

      The following table reflects the change in net interest income due to changes in the volume and rate of the Company's assets and liabilities for the twelve month period ended December 31, 1997:


                                                Increase(Decrease)
                                        --------------------------------------
Changes in net interest income                            Combination
(dollars in thousands)                  Volume    Rate    Rate/Volume Total
                                        ------    ------  ----------- --------
Interest earning assets:
  Loans, net.........................   $  861    $  (24) $      2    $    839
  Securities:
  Investment securities - taxable....      323       (24)       (6)        293
  Investment securities - non-taxable.     (15)       (1)        6         (10)
  Federal funds sold.................       69         5         1          75
                                        ------    ------   -------     -------
Total change in interest income......    1,238       (44)        3       1,197

Interest bearing liabilities:
  NOW & money market.................      153        78        22         253
  Savings............................       (4)       (7)        -         (11)
  Time, $100,000 & over..............      180        (2)       (1)        177
  Time other.........................      234        50         5         289
  Convertible subordinated debentures.       4         -         -           4
  Long-term debt.....................       13        (9)       (2)          2
  Other Borrowings...................      (30)       (5)        2         (33)
                                        ------    ------   -------     -------
Total change in interest expense.....      550       105        26          681
                                        ------    ------   -------     --------

Increase (decrease) in net interest
  income.............................   $  688    $ (149)  $   (23)    $    516
                                        ======    =======  =======     ========

NONINTEREST INCOME

      Noninterest income for the year ended December 31, 1997 was $3.2 million compared to $2.5 million for the same period in 1996, an increase of $0.7 million or 28.0%. This increase was primarily due to increased revenues from EPW and United Trust whose combined revenues increased $657 thousand during this period. Service charge income on deposits also increased by $119 thousand during this same period. Gain on sale of SBA loans declined $135 thousand during this period.

      The following table indicates the components of noninterest income for the years ended December 31, 1997 and 1996 (dollars in thousands):
                                              For the Years Ended
                                                  December 31,      Increase/
                                              1997        1996      (Decrease)
                                           ----------  ----------  -----------
Service charges on deposit accounts........$      675  $      556  $       119
Trust and investment management income.....     1,886       1,229          657
Other service charges, fees, and income....       225         209           16
Loan servicing fees........................       164         153           11
Gain on sale of SBA loans..................       290         425         (135)
                                           ----------  ----------  -----------
Total noninterest income.................. $    3,240  $    2,572  $       668
                                           ==========  ==========  ===========

NONINTEREST EXPENSE

      Total noninterest expense for the year ended December 31, 1997 was $7.6 million, compared to $6.2 million for the same period in 1996, an increase of $1.3 million or 22.6%. The increase is mainly due to the inclusion of a full year of EPW's operations and the St. Petersburg Beach branch in the 1997 results, versus the inclusion of only eleven and four months of operations, respectively, in 1996, as well as the expansion of the Bank's facilities, expansion of United Trust and EPW's operations and a one-time write-down of $255 thousand in the Bank's investment securities portfolio.

      The following table reflects the components of noninterest expense for the years ended December 31, 1997 and 1996 (dollars in thousands):
                                           For the Years Ended
                                              DECEMBER 31,
                                                                    Increase/
                                         1997           1996        (Decrease)
                                     ------------   ------------   -----------
Salaries and employee benefits....   $      4,048   $      3,724   $       324
Occupancy expense.................            514            387           127
Furniture and equipment expense...            494            423            71
Data processing expense...........            418            375            43
Legal and professional fees.......            177            153            24
Amortization of intangible assets.             67            111           (44)
Advertising.......................            133            124             9
Relocation expense................            138              -           138
Stationery and supplies...........            150            141             9
Directors fees....................            199            143            56
Securities write-down.............            255              -            255
Other operating expenses..........            979            645            334
                                     ------------   ------------   ------------
Total noninterest expense.........   $      7,572   $      6,226   $      1,346
                                     ============   ============   ============

LIQUIDITY AND ASSET MANAGEMENT

      LIQUIDITY

      The Investment and Asset/Liability Committee of the Board of Directors reviews the Company's liquidity, which is its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, and other cash demands. The primary sources of funds consist of deposits, amortization and prepayments of loans, sales of investments, other funds from operations and the Company's capital. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB") and has the ability to borrow to supplement its liquidity needs.

      When the Company's primary sources of funds are not sufficient to meet deposit outflows, loan originations and purchases and other cash requirements, the Company may supplementally borrow funds from the FHLB and from other sources. The FHLB acts as an additional source of funding for banks and thrift institutions that make residential mortgage loans.

      FHLB borrowings, known as "advances", are secured by the Bank's mortgage loan portfolio, and the terms and rates charged for FHLB advances vary in response to general economic conditions. As a shareholder of the FHLB, the Bank is authorized to apply for advances from this bank. A wide variety of borrowing plans are offered by the FHLB, each with its own maturity and interest rate. The FHLB will consider various factors, including an institution's regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. As of December 31, 1998, the Company had no FHLB advances outstanding.

      A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as determined by the rules of the Department, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. The Company complies with applicable liquidity reserve requirements. As of December 31, 1998, the Bank had liquidity of approximately $23.7 million or approximately 15.4% of total deposits combined with borrowings. The Company's primary sources of funds consist of principal payments on loans and investment securities, proceeds from sales and maturities of securities available for sale and net increases in deposits. The Company uses its funds principally to purchase investment securities and fund existing and continuing loan commitments. At December 31, 1998, the Company had commitments to originate loans totaling $21.8 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 1998 total $47.9 million as of December 31, 1998. Management believes the Company has adequate resources to fund all its commitments, and, if so desired, that it can adjust the rates on certificates of deposit to retain deposits in a changing interest-rate environment.

      ASSET/LIABILITY MANAGEMENT

      One of the primary objectives of the Company is to reduce fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the Board of Directors has established interest-rate risk policies and procedures which delegate to the Investment and Asset/Liability Committee the responsibility to monitor and report on interest-rate risk, devise strategies to manage interest-rate risk, monitor loan originations and deposit activity, and approve all pricing strategies.

      The management of interest-rate risk is one of the most significant factors affecting the ability to achieve future earnings. The measure of the mismatch of assets maturing or repricing within certain periods, and liabilities maturing or repricing within the same period, is commonly referred to as the "gap" for such period. Controlling the maturity or repricing of an institution's assets and liabilities in order to minimize interest rate risk is commonly referred to as gap management. "Negative gap" occurs when, during a specific time period, an institution's liabilities are scheduled to reprice more rapidly than its assets, so that, barring other factors affecting interest income and expense, in periods of rising interest rates the institution's interest expense would increase more rapidly than its interest income, and in periods of falling interest rates the institution's interest expense would decrease more rapidly than its interest income. "Positive gap" occurs when an institution's assets are scheduled to reprice more rapidly than its liabilities, so that, barring other factors affecting interest income and expense, in periods of falling interest rates, the institution's interest income would decrease more rapidly than its interest expense, and in periods of rising interest rates, the institution's interest income would increase more rapidly than its interest expense. It is common to focus on the one-year gap, which is the difference between the dollar amount of assets and the dollar amount of liabilities maturing or repricing within the next 12 months.

      To the extent market conditions permit, the Bank follows a strategy intended to protect its net interest income from adverse changes in interest rates by maintaining spreads through the adjustability of its interest earning assets and its interest bearing liabilities. The Bank employs a number of strategies designed to protect its net interest income. The Bank calculates its net interest margin on a monthly basis and compares it to a quarterly national peer group ratio. Historically, the Bank has enjoyed a higher than peer group average net interest margin as well as a higher margin than most of the community banks operating in Pinellas County.

      Additionally, the Investment and Asset/Liability Committee meets on a quarterly basis to review the most recent margin analysis, the Bank's overall pricing strategies, and a monthly gap report measuring its interest rate sensitivity position.

      The Bank is also a member of the FHLB. Member banks have access to a variety of fixed and variable rate borrowings, ranging from overnight to up to 20 years or longer. Access to these instruments can permit the Bank to match maturities of either specific groups of loans or larger, single loans. Currently, the Bank has no FHLB advances outstanding.

      The cumulative one-year gap at December 31, 1998 was a negative $28.7 million or a negative 16.7% (expressed as a percentage of total assets). The exclusion of approximately $4.0 million of non-accrual loans increased the negative gap by over 2%. The Company performs an income simulation analysis to measure net interest income volatility when the portfolio is subjected to a 200 basis point interest rate shock. Based on the results of this simulation and the current interest rate environment (taking into account competitive pricing and generally declining interest rates), the Company believes that its gap position as of December 31, 1998 was appropriate, and currently anticipates that a similar negative gap position will continue in the subsequent one year time period.

      The following table presents the maturities or repricing of interest-earning assets and interest-bearing liabilities at December 31, 1998. The balances shown have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed-rate loans are shown in the periods in which they are scheduled to be repaid according to contractual amortization and, where appropriate, prepayment assumptions based on the coupon rates in the portfolio have been used to adjust the repayment amounts. Repricing of time deposits is based on their scheduled maturities.

                          INTEREST SENSITIVITY ANALYSIS
                             (dollars in thousands)
                                                            Non-Rate
                                                            Sensitive
                0 to 3    4 to 6    7 to 12  13 to 60  60+    Assets/
                Months    Months    Months   Months   Months  Liabilities Total
                -------   -------   -------  -------  ------- ---------  -------
ASSETS:
  Federal funds
    sold........$  4,001 $      0  $       0  $     0 $      0   N/A   $  4,011
  Securities....   3,050    2,097      1,211   13,052    7,073   N/A     26,483
  Loans:(1)
  Fixed.........   7,949    3,614      3,480   20,867    6,376   N/A     42,286
  Variable......  27,318    8,033      4,369   30,589    2,561   N/A     72,870
                -------- --------  ---------  ------- -------- -------- -------
Total rate
 sensitive
 assets.........$ 42,328 $ 13,744  $  9,060  $ 64,508 $ 16,010   N/A    $145,650
                ======== ========  ========  ======== ======== ======== ========

LIABILITIES:

  Interest
     demand.....$ 32,407 $      0  $      0  $      0 $      0 $ 16,143 $ 48,550
  Savings........  4,686        0         0         0        0        0    4,686
  Time deposits.. 14,585   11,234    22,130    10,168        0        0   58,117
  Other borrowings 8,796        0         0         0        0        0    8,796
  Long term debt..     4        4         8        18      630        0      664
                -------- -------- --------- --------- -------- -------- --------
Total rate
  sensitive
  liabilities.. $ 60,478 $ 11,238 $  22,138 $  10,186 $    630 $ 16,143 $120,813
                ======== ======== ========= ========= ======== ======== ========
Dollar gap....  $(18,150)$  2,506 $ (13,078)$  54,322 $ 15,380 $(16,143)$ 24,837
Cumulative
 Dollar gap..   $(18,150)$(15,644)$ (28,722)$  25,600 $ 40,980 $ 24,837 $ 24,837
Cumulative gap/
  total assets(2).(10.56)%  (9.10)%  (16.71)%   14.89%   23.84%   14.45%  14.45%

(1)   Excludes nonaccrual loans of approximately $4.0 million.
(2)   Calculated based on total assets of $171,902.

      The following table summarizes the Company's securities by maturity and weighted average yields at December 31, 1998. Yields on tax exempt securities are stated at their nominal rates and have not been adjusted for tax rate differences. Refer to Note F - Securities in the Company's Consolidated Financial Statements for additional information regarding the Securities portfolio.

                                                    Within One Year
                                              Carrying            Average
                                                Value              Yield
                                            -----------         ----------
     At December 31, 1998:

Securities held to maturity:

U.S. Treasury securities and
  obligations of U.S.Government
  corporations and agencies                  $       0              0.00%
Obligations of State and political
  Subdivisions                                     130              5.84%
Corporate obligations                                0              0.00%
Other                                              100              6.05%
                                             ---------              -----
                                             $     230              5.93%
Mortgage Backed Securities
Total                                        $     230              5.93%
                                             =========              =====

At December 31, 1998:
Securities available for
sale:

U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                  $   2,513              6.61%

Obligations of State and political
  Subdivisions                                       0              0.00%
                                             ---------              -----
                                             $   2,513              6.61%
Mortgage Backed Securities
 Equity Securities
                                             ---------              -----
Total                                        $   2,513              6.61%
                                             =========              =====

                                                  After One Year But
                                                   Within 5 Years
                                              Carrying            Average
                                               Value               Yield
                                            -----------          ----------
At December 31, 1998:
Securities held to maturity:

U.S. Treasury securities and
  obligations of U.S.Government
  corporations and agencies                 $    2,507              5.82%
Obligations of State and
  political Subdivisions                           524              6.66%
Corporate obligations                              502              7.62%
Other                                                0              0.00%
                                            ----------             ------
                                            $    3,533              6.21%
Mortgage Backed Securities
    Total                                   $    3,533              6.21%
                                            ==========             ======

At December 31, 1998:

Securities available for
sale:
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                 $    4,363              6.33%
Obligations of State and
  policical Subdivisions                             0              0.00%
                                            ----------              -----
                                            $    4,363              6.33%
Mortgage Backed Securities
Equity Securities
                                            ----------              -----
Total                                       $    4,363              6.33%
                                            ==========              =====

                                                   After 5 Years But
                                                    Within 10 Years
                                              Carrying            Average
                                                Value              Yield
                                            -----------         ----------
At December 31, 1998:

Securities held to maturity:

U.S. Treasury securities and
  obligations of U.S.Government
  corporations and agencies                  $   3,469              6.59%
Obligations of State and
  political Subdivisions                             0              0.00%
Corporate obligations                                0              0.00%
Other                                                0              0.00%
                                             ---------              -----
                                             $   3,469              6.59%
Mortgage Backed Securities
Total                                        $   3,469              6.59%
                                             =========              =====
At December 31, 1998:

Securities available for sale:

U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                  $   2,010              6.59%
Obligations of State and
  policical Subdivisions                         1,500              6.26%
                                             ---------              -----
                                             $   3,510              6.47%
Mortgage Backed Securities
 Equity Securities
                                             ---------              -----
Total                                        $   3,510              6.47%
                                             =========              =====

                                     After 10 Years             Total
                                  Carrying    Average     Carrying   Average
                                   Value       Yield       Value      Yield
                                 ---------   --------    ---------   --------
At December 31, 1998:

Securities held to maturity:

U.S. Treasury securities and
  obligations of U.S.Government
  corporations and agencies      $       0     0.00%     $   5,976     6.26%
Obligations of State and
  political Subdivisions               525     4.62%         1,179     5.66%
Corporate obligations                    0     0.00%           502     7.62%
Other                                    0     0.00%           100     6.05%
                                 ---------     ----      ----------    -----
                                 $     525     4.62%     $   7,757     6.25%
Mortgage Backed Securities                                   3,449     7.21%
Total                            $     525     4.62%     $  11,206     6.55%
                                 =========     ====      =========     ====

At December 31, 1998:
Securities available for
sale:

U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies      $       0     0.00%     $   8,886     6.47%
Obligations of State and
  political Subdivisions                 0     0.00%         1,500     6.26%
                                 ---------     ----      ---------     ----
                                 $       0     0.00%     $  10,386     6.43%
Mortgage Backed Securities                                   3,066     6.77%
 Equity Securities                                           1,075     2.28%
                                 ---------     ----      ---------     ----
Total                            $       0     0.00%     $  14,527     6.20%
                                 =========     ====      =========     ====

YEAR 2000 CONSIDERATIONS

      During the next year, many businesses, including financial institutions such as the Company, will face potentially serious issues associated with the inability of certain existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. The "Year 2000" problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may not properly recognize a year that begins with "20" instead of "19." Additionally, many computer programs that can only distinguish the final two digits of the year may read entries for the year 2000 as the year 1900. For example, computer systems may compute payment, interest, delinquency or other figures important to the operations of financial institutions based on the wrong date. If not corrected, many computer applications, including those owned by the Company and third parties with whom the Company does business, could fail or create erroneous results, thereby potentially impacting the operations and financial performance of the Company. Although the Company is currently addressing potential Year 2000 problems, there can be no assurance that its efforts will prevent all potential adverse consequences to the Company resulting from the Year 2000 problem.

      In 1997, the Company began the process of evaluating its information technology for Year 2000 readiness. In April 1998, the Company adopted a formal, comprehensive Year 2000 Policy Statement designed to identify and address Year 2000 issues that might impact the Company (the "Year 2000 Plan"). The Company has completed the "Awareness," "Inventory" and "Assessment" phases of its Year 2000 Plan, which are designed to appoint and train a group of employees to oversee and implement the Year 2000 Plan, to provide for the inventory of the software and hardware of the Company and others that should be assessed for Year 2000 problems, and to provide further assessment of the nature and size of the Year 2000 issues that might effect the Company, respectively. The Company is currently in the process of overseeing its internal efforts and the efforts of third parties to timely and properly address the Year 2000 issues that have been identified, as well as testing and validating the actions that have been taken thus far to address those issues. It is expected that those testing and validation efforts will be completed by June 30, 1999.

      The Company outsources its principal data processing activities to a third party and purchases most of its software applications from third party vendors. Additionally, the Company outsources its trust business data processing and custodial management activities to a third party. Each of the two foregoing data processing servicers have orally advised the Company that it believes its systems are Year 2000 compliant. The Company is in the process of testing and validating those claims. Based on these efforts to date, the Company believes that its vendors and significant customers are actively addressing the problems associated with the Year 2000 issue and that the Company will be prepared to respond to Year 2000 problems as they arise. The Company is in the process of finalizing contingency plans to address the most reasonably likely worst case scenario relating to the Year 2000 problem. The anticipated completion date for those plans is by March 31, 1999. If the Company is unable for any reason to timely complete such a contingency plan and problems associated with the Year 2000 issue arise and are not addressed as expected by the Company, as each of the Company's business segments is very dependent upon computer systems to effectively conduct most of their business operations and fulfill most of their obligations to third parties, the Company's business operations could be significantly disrupted and the Company's financial condition and results of operations could be significantly adversely affected. The Company's Year 2000 efforts are ongoing and have not yet been completed. Accordingly, there can be no assurance that the Company will be prepared to timely respond to all year 2000 issues that may arise.

      The Company is also in the process of identifying Year 2000 problems stemming from non-information technology systems, such as microcontrollers used to operate security systems and elevators and embedded systems in its buildings and equipment and other infrastructure, and establishing a program for testing these systems for Year 2000 compliance. However, the Company does not currently anticipate that it will encounter any substantial Year 2000 problems with respect to such non-information technology systems, and believes the cost to remedy any such problems will not be material.

      The Company has not incurred material testing, compliance or replacement costs relating to its Year 2000 investigation to date. The Company spent approximately $255,000 in 1998 and expects to spend $280,000 in 1999 towards technology related costs, including the updating of software and hardware systems to ensure Year 2000 compliance. The Company does not expect to incur additional material related testing, compliance or replacement costs in the future and does not believe that the potential non-compliance of its information and non-information technology systems and programs present a material risk to the Company's financial condition or results of operations. However, non-material costs may be incurred due to short-term disruptions resulting from Year 2000 compliance problems, testing and replacement costs.

      Notwithstanding the foregoing, there can be no assurance that the Company will be successful in implementing its Year 2000 Plan and that it will not be adversely affected by the failure of third party vendors or significant customers to become Year 2000 compliant. Although the Company is taking steps to identify and address Year 2000 problems, if unexpected or unresolved Year 2000 problems develop, given the Company's reliance on data processing services to maintain customer balances, service customer accounts and to perform other record keeping and service oriented functions associated with the Company's three primary business segments, the occurrence of any such events could have a material impact on the Company's results of operations, liquidity and financial condition.

FORWARD LOOKING STATEMENTS

      This Form 10-KSB contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "intend," "anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Such factors include competition, general economic conditions, potential changes in interest rates, and changes in the value of real estate securing loans made by the issuer.

FACTORS AFFECTING FUTURE RESULTS

IMPACT OF CHANGES IN REAL ESTATE VALUES

      A significant portion of the Company's loan portfolio consists of loans secured by real estate. At December 31, 1998, 5.9% of the Company's loans were secured by one-to-four family residential real estate, 56.5% were secured by commercial real estate and multifamily residential, 2.9% were construction loans and the Company had other real estate ("ORE") acquired through foreclosure with a book value of $1.0 million. The properties securing these loans are concentrated in Florida. Real estate values and real estate markets generally are affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in the tax laws and other governmental statutes, regulations and policies and acts of nature. Any decline in real estate prices, particularly in Florida, could significantly reduce the value of the real estate collateral securing the Company's real estate loans, increase the level of the Company's nonperforming loans, require write-downs in the book value of its ORE, and have a material negative impact on the Company's financial performance.

NONPERFORMING ASSETS

      The Company's ratio of nonperforming assets to total assets was 3.18% at December 31, 1998, which is above the average level of other similarly-sized financial institutions. While the Company carefully manages its loan portfolio with a view to minimizing its nonperforming assets, there can be no assurance that the Company's ratio of nonperforming assets to total assets will improve or not increase, particularly if general economic conditions deteriorate.

ADEQUACY OF ALLOWANCE FOR LOAN LOSSES

      Industry experience indicates that a portion of the Company's loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized by the Company, losses may be experienced as a result of various factors beyond the Company's control, including, among other things, changes in market conditions affecting the value of properties and problems affecting the credit of the borrower. The Company's determination of the adequacy of its allowance for loan losses is
based  on  various   considerations,   including   an   analysis   of  the  risk
characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, the view of the Company's regulators, and geographic and industry loan concentration. If, however, delinquency levels were to increase as a result of adverse general economic conditions, especially in Florida, the loan loss reserve so determined by the Company may not be adequate. To the extent that the Company's loan losses exceed its allowance for loan losses, the Company's results of operations would be adversely affected. There can be no assurance that the Company's allowance for loan losses will be adequate to cover its loan losses or that the Company will not experience losses in its loan portfolio which may require significant increases to the allowance for loan losses in the future.

POTENTIAL IMPACT OF CHANGES IN INTEREST RATES

      The Company's profitability is dependent to a large extent on its net interest income, which is the difference between its interest income on interest-earning assets and its interest expense on interest-bearing liabilities. The Company, like most financial institutions, is affected by changes in general interest rate levels, which are currently at relatively low levels, and by other economic factors beyond its control. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time frame is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time frame is considered liability-sensitive and is reflected as a negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest  rate  environment  and will  negatively  impact  earnings in a falling interest  rate  environment,  while  a  liability-sensitive  position  (i.e.,  a negative  gap)  will  generally  enhance  earnings  in a falling  interest  rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. At December 31, 1998, the Company had a one year cumulative negative gap of 16.7%. This negative one year gap position may, as noted above, have a negative impact on earnings in a rising interest rate environment.

REGULATORY OVERSIGHT

      The Bank is subject to extensive regulation, supervision and examination by the Department as its chartering authority and primary regulator, by the Federal Reserve as its federal regulator and by the FDIC as administrator of the insurance fund that insures the Bank's deposits up to applicable limits. As the holding company of the Bank, the Company is subject to regulation and oversight by the Federal Reserve. Such regulation and supervision governs the activities in which an institution may engage and is intended primarily for the protection of the FDIC insurance funds and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities and regulations have been implemented which have increased capital requirements, increased insurance premiums and have resulted in increased administrative, professional and compensation expenses. Any change in the regulatory structure or the applicable statutes or regulations could have a material impact on the Company, the Bank and their operations. Additional legislation and regulations may be enacted or adopted in the future which could significantly affect the powers, authority and operations of the Bank and the Bank's competitors which in turn could have a material adverse affect on the Bank and its operations.

DEPENDENCE ON EXISTING MANAGEMENT

     The Company's business depends in large part upon the availability of the services of its senior management, including Neil W. Savage, Ward J. Curtis, Jr., Harold J. Winner and William A. Eickhoff. If the services of any of such senior management personnel were to become unavailable to the Company, the Company's business and operating results could be adversely affected. While the Company maintains key man life insurance policies on certain of its senior management personnel, naming the Company as beneficiary, there can be no assurance that the proceeds of any such policies would adequately compensate the Company for the loss of the services of any of such persons. Neither Mr. Savage nor Mr. Winner have entered into a non-competition agreement with the Company or the Bank. Although both Mr. Eickhoff's and Mr. Curtis's employment contracts contain non-competition clauses, the provisions terminate under certain conditions.

CONTROL BY EXISTING SHAREHOLDERS

      The Company's directors and executive officers (and their respective affiliates and immediate family members) own approximately 49.6% of the outstanding Common Stock. As a result of such ownership, these persons will likely be able to effectively control the election of the Company's directors and the outcome of matters requiring shareholder approval, and thereby control the management and policies of the Company.

COMPETITION

     The Company competes with various types of financial institutions, including other commercial banks and savings institutions, and with finance companies, mortgage banking companies, money market mutual funds, investment advisory firms and companies and credit unions, many of which have substantially greater financial resources than the Company and, in some cases, operate under fewer regulatory constraints.

ANTI-TAKEOVER CONSIDERATIONS

      The Company's articles of incorporation and bylaws and Florida law contain certain provisions that may discourage or make more difficult any attempt by a person or group to obtain control of the Company. In addition, the board of directors of the Company is empowered to issue from time to time one or more series of Undesignated Preferred Stock without shareholder approval, the terms of which could have the effect of delaying or preventing a change in control of the Company.

POSSIBLE VOLATILITY OF SHARE PRICE

      The market price of the Common Stock may experience fluctuations that are unrelated to the operating performance of the Company. The market price of the Common Stock may be affected by conditions in the securities markets generally as well as developments in the banking industry or the United States or world economy. Any securities exchange on which the Common Stock may be traded may from time to time experience significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of the Common Stock, like the stock prices of many publicly traded bank holding companies, may prove to be highly volatile.

RESTRICTIONS ON ABILITY TO PAY DIVIDENDS

      The Company is primarily a holding company with no material business operations, sources of income or assets of its own other than the shares of its subsidiaries. Because substantially all of the Company's operations are conducted through subsidiaries, the Company's cash flow and, consequently, its ability to pay dividends or make other distributions is dependent upon either third-party borrowings made by the Company or the cash flow of its subsidiaries and the payment of funds by those subsidiaries, including the Bank, to the Company in the form of loans, dividends, fees or otherwise. The Company's subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to make any funds available, whether in the form of loans, dividends or otherwise. Regulatory limitations on the Bank restrict its ability to make loans or distributions to the Company.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are contained on pages F-1 through F-41 of this Report:

Report of Independent Certified Public Accountants;

Consolidated Balance Sheets - December 31, 1998 and 1997

Consolidated Statements of Earnings - Years ended December 31, 1998, 1997 and 1996;

Consolidated Statements of Comprehensive Income - Years ended December 31, 1998, 1997 and 1996;

Consolidated Statement of Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996;

Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996;

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information required by Item 9 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

     Information required by Item 10 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 11 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 12 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     3.1  Amended and Restated Articles of Incorporation of the Company*

     3.2  Bylaws of the Company*

     4.1  Form  of  Indenture   with  respect  to  the  Company's   9.4%  Junior
          Subordinated Debentures*

     4.2  Form of Specimen Junior  Subordinated  Debenture  (included in Exhibit
          4.1)*

     4.3  Certificate of Trust of UFH Capital Trust I*

     4.4  Trust Agreement of UFH Capital Trust I*

     4.5  Form of Amended and Restated Trust Agreement of UFH Capital Trust I*

     4.6 Form of Certificate for Cumulative Trust Preferred Security of UFH Capital Trust I*

     4.7  Form of Guarantee Agreement for UFH Capital Trust I*

     4.8  Form of Agreement as to Expenses and Liabilities*

     4.9  Specimen of Common Stock to be registered hereunder*

     10.1 UFH Stock Option and Incentive Compensation Plan*

     10.2 Trust Department Stock Option Plan*

     10.3 Eickhoff, Pieper & Willoughby Stock Option Plan*

     10.4 Modification Agreement*

     10.5 Property Management Agreement between Imaginative Investments, Inc. and the Southeast Companies of Tampa Bay, Inc.*

     10.6 Employment Agreement of Charles O. Lowe*

     10.7 Employment Agreement of Ward J. Curtis, Jr.*

     10.8 Employment Agreement of Harold J. Winner*

     10.9 Employment Agreement of John H. Pieper

     10.10 Employment Agreement of Neil W. Savage*

     10.11 Employment Agreement of William A. Eickhoff*

     10.12 Salary Continuation Agreement of Harold J. Winner*

     10.13 Salary Continuation Agreement of Neil W. Savage*

     10.14Agreement between Willow Green Partnership, LTD and Irwin Contracting relating to foreclosed property acquired by United Bank.

     10.15Pinellas  Bancshares  Corporation  8% Convertible  Debentures  held by
          Eickhoff & Pieper, a Florida General Partnership*

     10.16Loan Agreement between AmSouth f/k/a AmSouth Bank of Florida and UFH f/k/a Pinellas Bancshares Corporation*

     21   List of Subsidiaries*

     27   Financial Data Schedule

     *This information is incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration Statement Nos. 333-60431 and 333-60431-01) and the amendment thereto previously filed with the Commission.

(b) Reports on Form 8-K
         There were no reports on Form 8-K filed during the fiscal year ending December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 9134, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNITED FINANCIAL HOLDINGS, INC.
                                    /s/Neil W. Savage
Date:    March 23, 1999         By: _______________________________
                                    Neil W. Savage President and
                                    Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                   DATE

/s/John B. Norrie
_________________________________   Chairman of the Board   March 23, 1999
John B. Norrie

/s/Neil W. Savage
_________________________________   President, Chief        March 23, 1999
Neil W. Savage                      Executive Officer
                                    and Director
                                    (Principal Executive
                                    Officer)

/s/Ronald E. Clampitt
_________________________________   Director                March 23, 1999
Ronald E. Clampitt

/s/Ward J. Curtis
_________________________________   Director                March 23, 1999
Ward J. Curtis

/s/David K. Davis
_________________________________   Director                March 23, 1999
David K. Davis

/s/William A. Eickhoff
_________________________________   Director                March 23, 1999
William A. Eickhoff

/s/Edward D. Foreman
_________________________________   Director                March 23, 1999
Edward D. Foreman

/s/Ian F. Irwin
_________________________________   Director                March 23, 1999
Ian F. Irwin

/s/Charles O. Lowe
_________________________________   Director                March 23, 1999
Charles O. Lowe

/s/Jack A. MaCris, M.D.
_________________________________   Director                March 23, 1999
Jack A. MaCris, M.D.

/s/Ronald R. Petrini
_________________________________   Director                March 23, 1999
Ronald R. Petrini

/s/John B. Wier, Jr.
_________________________________   Director                March 23, 1999
John B. Wier, Jr.

/s/Harold J. Winner
_________________________________   Director                March 23, 1999
Harold J. Winner

/s/C. Peter Bardin
_________________________________   Chief Financial Officer March 23, 1999
C. Peter Bardin                     (Principal Financial Officer)