Form 10QSB
period 1999-03-31
UNITED FINANCIAL HOLDINGS INC
filed 1999-05-17
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999
                                      OR
          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 005-55641

                        UNITED FINANCIAL HOLDINGS, INC.
                 (Name of Small Business Issuer in its Charter)
                                    Florida
                        (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   59-2156002
                                 (IRS Employer
                              Identification No.)

                       333 Third Avenue North, Suite 200
                            St. Petersburg, Florida
                    (Address of Principal Executive Offices)
                                   33701-3346
                                   (Zip Code)
                                 (727) 898-2265
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $0.01 Par value 4,060,307 Class Outstanding as of March 31, 1999.

                        UNITED FINANCIAL HOLDINGS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)                                 PAGE

         Condensed Consolidated Balance Sheets -
         At March 31, 1999 and December 31, 1998                             1

         Condensed Consolidated Statements of Earnings -
         For the three months ended March 31, 1999 and 1998                  2

         Condensed Consolidated Statements of Comprehensive Income -
         For the three months ended March 31, 1999 and 1998                  3

         Condensed Consolidated Statement of Stockholders' Equity -
         For the three months ended March 31, 1999                           4

         Condensed Consolidated Statements of Cash Flows -
         For the three months ended March 31, 1999 and 1998                5-6

         Notes to Condensed Consolidated Financial Statements              7-9

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9-13

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                             13

     ITEM 2.  Changes in Securities and Use of Proceeds                     13

     ITEM 3.  Defaults Upon Senior Securities                               14

     ITEM 4.  Submission of Matters To A Vote of Shareholders               14

     ITEM 5.  Other Information                                             14

     ITEM 6.  Exhibits and Reports On Form 8-K                           14-15

SIGNATURES                                                                  16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                United Financial Holdings, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (unaudited)(in thousands)

                                                 March 31,        December 31,
                                                   1999              1998
                                               ===============  ==============
          ASSETS
Cash and due from banks                        $         9,515  $        7,967
Federal funds sold                                       5,820           4,011
Trading securities                                         105             157
Securities held to maturity, market value
 of $12,914 and $11,437 respectively                    12,900          11,206
Securities available for sale, at market                11,902          14,527
Loans, net                                             123,408         116,546
Premises and equipment, net                              9,771           9,275
Federal Home Loan Bank stock                               507             433
Federal Reserve Bank stock                                 159             159
Intangible assets                                        1,542           1,451
Other real estate owned                                  1,094           1,015
Other assets                                             5,734           5,155
                                               ---------------  --------------
     Total assets                              $       182,457  $      171,902
                                               ===============  ==============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand                                      $        31,645  $       27,742
   NOW and money market                                 50,601          48,550
   Savings & Time Deposits                              68,421          62,803
                                               ---------------  --------------
   Total deposits                                      150,667         139,095

Securities sold under agreements to repurchase           7,209           8,796
Convertible subordinated debentures                        630             630
Long-term debt                                               -              34
Other liabilities                                        1,781           2,576
                                               ---------------  --------------
   Total liabilities                                   160,287         151,131

Company-obligated Mandatory Redeemable Capital Securities of Subsidiary
 Trust Holding Solely Subordinated Debentures
   Of The Company                                        6,750           6,000
          STOCKHOLDERS' EQUITY
7% convertible preferred stock                             209             209
Common stock                                                41              40
Paid-in capital                                          9,289           9,192
Common stock subscription receivable                         -            (393)
Accumulated other comprehensive income                      64             141
Retained earnings                                        5,817           5,582
                                               ---------------  --------------
Total stockholders' equity                              15,420          14,771
                                               ---------------  --------------
Total liabilities and stockholders' equity     $       182,457  $      171,902
                                               ===============  ==============
     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (unaudited) (in thousands, except per share data)
                                                  For the three months ended
                                                          MARCH 31,
                                                   1999              1998
                                               ===============  ==============
Interest income
  Loans and loan fees                          $         2,873  $        2,425
  Securities                                               421             370
    Federal funds sold and securities purchased
    under reverse repurchase agreements                     48             131
                                               ---------------  --------------
    Total interest income                                3,342           2,926

Interest expense
  Deposits                                               1,135           1,116
  Long-term debt and other borrowings                       66              84
  Subordinated debentures issued to subsidiary trust       157               -
                                               ---------------  --------------
    Total interest expense                               1,358           1,200
                                               ---------------  --------------

    Net interest income                                  1,984           1,726
Provision for loan losses                                  225              90
                                               ---------------  --------------
    Net interest income after provision
    for loan losses                                      1,759           1,636

Other income
  Service charges on deposit accounts                      176             175
  Trust and investment management income                   663             549
  Gain on Sale of Loans                                    112              16
  All other fees and income                                172             148
                                               ---------------  --------------
    Total other income                                   1,123             888

Other expense
  Salaries and employee benefits                         1,366           1,135
  Occupancy expense                                        130             148
  Furniture and equipment expense                          141             129
  Data Processing                                          131             112
  Marketing and business development                        41              57
  Other operating expenses                                 438             395
                                               ---------------  --------------
                                                         2,247           1,976
                                               ---------------  --------------

    Earnings before income taxes                           635             548

Income tax expense                                         230             214
                                               ---------------  --------------
     NET EARNINGS                              $           405  $          334
                                               ===============  ==============
Earnings Per Share:
  Basic                                        $           .10  $          .09
  Diluted                                      $           .09  $          .09
      See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited)(in thousands)

                                                  For the three months ended
                                                          MARCH 31,
                                                   1999              1998
                                               ===============  ==============
Net earnings                                   $           405  $          334
Other comprehensive income
   Unrealized holding gains (losses)                      (117)              6
   Income tax (expense) benefit related to
     items of other comprehensive income                    40              (2)
                                               ---------------  --------------

Comprehensive income                           $           328  $          338
                                               ===============  ==============








































     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                           7%                Accumulated
                           Con-              Other    Stock
                           vertible          Compre-  Sub-
                  Common   Preferred Paid-In hensive  scription  Retained
                  Stock    Stock     Capital Income   Receivable Earnings Total
                  -------- -------- -------- -------- --------- --------- ------

Balance at December
31, 1998          $    40  $    209 $  9,192 $    141 $  ( 393) $ 5,582 $14,771
Net Earnings            -         -        -        -        -      405     405
Dividends on Common &
  Preferred Stock       -         -        -        -         -    (170)   (170)
IPO subscriptions
  & costs               -         -      (15)       -       393       -     378
Accumulated other
 comprehensive
 income                 -         -        -      (77)        -       -     (77)
Performance Shares
 Issued                 1         -      112        -         -       -     113
                  -------- -------- -------- -------- --------- --------- ------

Balance at
 March 31, 1999   $    41  $   209  $  9,289 $     64 $       - $ 5,817 $15,420
                  ======== ======== ======== ======== ========= ======= ========




























 See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                            (unaudited)(in thousands)

                                                  For the three months ended
                                                          MARCH 31,
                                                   1999              1998
                                               ===============  ==============
Cash flows from operating activities:
Net earnings                                   $           405  $          334
  Adjustments to reconcile net earnings to
  net cash provided by (used in) operating
  activities
Provision for loan losses                                  225              90
Provision for depreciation & amortization                  183             153
Unrealized gain on trading securities                       (5)              -
Accretion of securities discount                            (4)            (11)
Amortization of unearned loan fees                         (37)            (38)
Amortization of securities premiums                          5               5
Gain on sales of loans                                    (206)            (21)
Decrease (increase) in interest receivable                  86             173
(Decrease) increase in interest payable                     (1)            (14)
Increase in other assets                                  (855)           (162)
Decrease in other liabilities                             (796)             94
                                               ---------------  --------------

Net cash provided by (used in) operating
 activities                                             (1,000)            603

Cash flows from investing activities:
Purchase of Federal Reserve Bank stock
 and FHLB stock                                            (73)            (69)
Net decrease (increase) in Federal funds sold           (1,809)         (6,350)
Principal repayments of held to maturity
 securities                                                509             286
Principal repayments of available for
 sale securities                                           320             152
Proceeds from maturities of available for
 sale securities                                         2,404               -
Proceeds from maturities of held to
 maturity securities                                        50           1,435
Purchases of available for sale securities              (2,000)           (498)
Purchases of held to maturity securities                  (372)         (4,043)
Proceeds from sales of loans                             2,001             200
Net (increase) decrease in loans                        (8,845)            141
Capital expenditures                                      (659)            (20)
                                               ---------------  --------------

  Net cash used in investing activities                 (8,474)         (8,766)

                United Financial Holdings, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           (unaudited) (in thousands)


                                                  For the three months ended
                                                          MARCH 31,
                                                   1999              1998
                                               ===============  ==============
Cash flows from financing activities:
 Net increase in demand deposits, NOW accounts,
   money market accounts and savings accounts  $         6,327  $        6,044
 Net (decrease) increase in certificates of
   deposit                                               5,245             451
 Net increase (decrease) in securities sold
   under agreements to repurchase                       (1,586)          2,297
 Increase in borrowings                                      -               -
   Repayment of long-term debt                             (34)           (304)
   Issuance of Company-obligated mandatory
    redeemable capital securities of sub-
    sidiary trust holding solely subordinated
    debentures of the Company                              750               -
   Issuance of common stock                                490             325
   Dividend paid on preferred stock                         (7)             (8)
   Dividend paid on common stock                          (163)           (116)
                                               ---------------  --------------
     Net cash provided by financing activities          11,022           8,689
                                               ---------------  --------------

Net increase in cash and cash equivalents                1,548             526

Cash and cash equivalents at beginning of period         7,967           7,337
                                               ---------------  --------------

Cash and cash equivalents at end of period     $         9,515  $        7,863
                                               ===============  ==============

Cash paid during the period for:
   Interest                                    $         1,359  $        1,214
   Income taxes                                $            65  $            -

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Performance shares issued                      $           112  $           41














     See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - HOLDING COMPANY AND SUBSIDIARIES BACKGROUND INFORMATION

United Financial Holdings, Inc. (the "Company") is a registered bank holding company formed in 1982, the principal subsidiary of which is United Bank ("Bank"), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida. The Bank was founded in 1979 and is a community-oriented, full service commercial bank with four branch offices serving the southern Pinellas County area of the State of Florida. (A building, housing a fifth branch, was acquired in January 1999 and the branch opened in April 1999).

The Company's other operating subsidiaries are Eickhoff, Pieper, & Willoughby, Inc., an investment advisory firm registered under the Investment Advisers Act of 1940 ("EPW") headquartered in Tampa, Florida, with an office in Jacksonville, Florida, and United Trust Company, a Florida-chartered trust company ("United Trust") located in St. Petersburg, Florida. EPW offers investment management services to corporate, municipal and high net worth individual clients throughout the State of Florida. United Trust is a wholesale provider of data processing, administrative and accounting support and asset custody services to professionals holding assets in trust (primarily legal and accounting firms). In addition, United Trust also provides retail trust and investment management services to individual and corporate clients.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made to fairly state the results for the interim periods. The results of operations of the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1998 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars in thousands, except per share data).

                                  For the three months ended MARCH 31,
                                     1999                     1998
                            ========================  =========================
                                     Weighted  Per            Weighted    Per
                                     Average   Share          Average     Share
                            Earnings Shares    Amount Earnngs Shares      Amount
                            ======== ========= ====== ======= =========== ======
Basic EPS
  Net earnings available to
    Common Stockholders     $    398 4,051,133 $  .10 $   326 3,470,622   $ .09
                                               ======                     ======

Effect of dilutive Securities
 Incremental shares from assumed
 exercise or conversion of:
       Convertible Debt            8   152,790              8   152,790
       Preferred Stock             7   175,860              8   196,946
       Stock Options               -         -              -     7,589
                            -------- ---------        ------- ---------
Diluted EPS
  Net earnings available to Common
    Stockholders and assumed
    Conversions             $    413 4,379,782 $  .09 $   342 3,827,946   $ .09
                            ======== ========= ====== ======= ========= =======

NOTE 4 - CAPITAL

In December 1998, the Company sold 450,000 shares of common stock at $7.25 per share and $6,000,000 of 9.40% Trust Preferred securities in an underwritten public offering. In January 1999, the underwriter closed on the over allotment and the Company issued an additional 57,705 shares of common stock and $749,600 of additional Trust Preferred securities. Of the net proceeds of approximately $9.5 million, $1.5 million has been contributed as capital to the Bank and approximately $2.7 million was used to repay existing debt with an unrelated bank. The balance was used for general corporate purposes.

NOTE 5 - COMPREHENSIVE INCOME

Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", certain transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. The Company's comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of income taxes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

COMPARISON OF BALANCE SHEETS AT MARCH 31, 1999 AND DECEMBER 31, 1998

Overview

      Total assets of the Company were $182.5 million at March 31, 1999, compared to $171.9 million at December 31, 1998, an increase of $10.6 million or 6.2%. This increase was primarily the result of the Company's internal growth of earning assets (primarily loans) funded by an increase in deposits.

Investment Securities

      Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $24.8 million at March 31, 1999, compared to $25.7 million at December 31, 1998, a decrease of $0.9 million or 3.5%. At March 31, 1999, the Company held certain securities totaling $11.9 million as available for sale. These securities have been recorded at market value.

Loans

      Total loans were $126.3 million at March 31, 1999, compared to $119.2 million at December 31, 1998, an increase of $7.1 million or 6.0%. For the same period, real estate mortgage loans increased by $1.9 million or 2.4%, commercial loans increased by $5.1 million or 14.6%, and all other loans including consumer loans increased by $0.1 million or 1.6%. Net loans were $123.4 million at March 31, 1999, compared to $116.5 million at December 31, 1998.

Allowance for Loan Losses

      The allowance for loan losses amounted to $2.21 million at March 31, 1999, compared to $1.98 million at December 31, 1998, an increase of $0.23 million or 11.6%. During the first quarter of 1999, $2 thousand in loans were charged off, $225 thousand was added to the allowance for loan losses through a provision, which was accounted for as an expense, reducing net income, and there were no recoveries from loans previously charged off.

Nonperforming Assets

      Nonperforming assets were $5.6 million at March 31, 1999, compared to $5.5 million at December 31, 1998. Nonperforming assets at March 31, 1999 consisted of nonperforming loans of $4.5 million and other real estate owned of $1.1 million. A nonperforming loan in the amount of $1.3 million is being paid on a monthly basis on a pre-judgment stipulation and interest and principal are being recorded on a cash basis as received. ORE owned consisted of one property which has been listed for sale. Management believes that this property is carried at a value that is equal to its current market value.

Bank Premises and Equipment

      Bank premises and equipment was $9.8 million at March 31, 1999, compared to $9.3 million at December 31, 1998, an increase of $.5 million or 5.3%. This increase was primarily due to the acquisition of a new bank branch office building and related equipment, partially offset by depreciation and amortization of leasehold improvements.

Deposits

      Total deposits were $150.7 million at March 31, 1999, compared to $139.1 million at December 31, 1998, an increase of $11.6 million or 8.3%. From March 31, 1999 to December 31, 1998, demand deposits increased $3.9 million, NOW and money market deposits increased $2.1 million, savings deposits and time deposits increased $5.6 million.

Long-term Debt and Convertible Subordinated Debentures

      There was no long-term debt outstanding (excluding convertible subordinated debentures) at March 31, 1999, compared to $34 thousand at December 31, 1998, a decrease of $34 thousand. The decrease was due to the repayment of debt with an unrelated bank. In addition, $630 thousand in convertible subordinated debentures were outstanding during both periods.

Mandatory Redeemable Capital Securities of Subsidiary Trust

      In December 1998, the Company, through a statutory business trust created and owned by the Company, issued $6.7 million (including an overallotment of $750 thousand that closed on January 14, 1999) of 9.40% Cumulative Trust Preferred Securities which will mature on December 10, 2028.

Stockholders' Equity

      Stockholders' equity was $15.4 million at March 31, 1999, or 8.44% of total assets, compared to $14.8 million, or 8.61% of total assets at December 31, 1998. At March 31, 1999, the Bank's Tier I (core) Capital ratio was 7.70%, its Tier I Risk-based Capital ratio was 9.24%, and its Total Risk-based Capital ratio was 10.49%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to proceeds from the exercise of an over allotment option related to the Company's initial public offering and first quarter 1999 net income, less dividends declared.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 1999 AND 1998

Overview

      Net income for the three months ended March 31, 1999 was $405 thousand or $0.09 per share diluted, compared to $334 thousand or $0.09 per share diluted for the same period in 1998. On a pre-tax basis, United Trust earned $47 thousand in 1999 versus nil in 1998, EPW's pre-tax operating profits (before deducting $90 thousand and $19 thousand of costs associated with a cash payment in lieu of the issuance of performance shares in 1999 and 1998, respectively) increased to $61 thousand from $46 thousand during this period and the Bank's pre-tax profits increased to $785 thousand from $605 thousand during this same period.

Analysis of Net Interest Income

      Interest income for the three months ended March 31, 1999 was $3.3 million, compared to $2.9 million for the same period in 1998, a $0.4 million or 13.8% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of loans. Interest expense was $1.4 million for the three months ended March 31, 1999, compared to $1.2 million for the same period in 1998, a $0.2 million or 16.7% increase. This increase is primarily due to the interest expense associated with the issuance of the Trust Preferred securities in December 1998.

Provision for Loan Losses

      For the three months ended March 31, 1999, the provision charged to expense was $225 thousand, compared to $90 thousand for the same period in 1998, an increase of $135 thousand or 150.0%. The allowance of possible loan losses is $2.2 million at March 31, 1999. Management's judgement as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Noninterest Income

      Noninterest income for the three months ended March 31, 1999 was $1.1 million compared to $0.9 million for the same period in 1998, an increase of $0.2 million or 22.2%. This increase was due to increased revenues from EPW and United Trust whose combined revenues increased $114 thousand during this period and gains on the sale of SBA loans, which increased by $96 thousand.

Noninterest Expense

      Total noninterest expense for the three months ended March 31, 1999 was $2.2 million, compared to $2.0 million for the same period in 1998, an increase of $0.2 million or 10.0%. Substantially all of this increase occurred in salaries and benefits expense, and includes $90 thousand related to the cash payment in lieu of the issuance of performance shares pursuant to the acquisition agreement of EPW.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

       During the three months ended March 31, 1999, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and to purchase securities. At March 31, 1999, the Company had commitments to originate loans totaling $6.6 million. Management believes the Company has adequate resources to fund all its commitments. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment. As a Florida-chartered commercial bank, United Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 1999, the Bank had liquidity of approximately $27 million, or approximately 17% of total deposits.

      Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 1999.

YEAR 2000 CONSIDERATIONS

      During the next year, many businesses, including financial institutions such as the Company, will face potentially serious issues associated with the inability of certain existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. The "Year 2000" problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may not properly recognize a year that begins with "20" instead of "19." Additionally, many computer programs that can only distinguish the final two digits of the year may read entries for the year 2000 as the year 1900. For example, computer systems may compute payment, interest, delinquency or other figures important to the operations of financial institutions based on the wrong date. If not corrected, many computer applications, including those owned by the Company and third parties with which the Company does business, could fail or create erroneous results, thereby potentially impacting the operations and financial performance of the Company. Although the Company is currently addressing potential Year 2000 problems, there can be no assurance that its efforts will prevent all potential adverse consequences to the Company resulting from the Year 2000 problem.

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

      The Company outsources its principal data processing activities to a third party and purchases most of its software applications from third party vendors. Additionally, the Company outsources its trust business data processing and custodial management activities to a third party. Each of the two foregoing data processing servicers has orally advised the Company that it believes its systems are Year 2000 compliant. The Company is in the process of testing and validating those claims. Based on these efforts to date, the Company believes that its vendors and significant customers are actively addressing the problems associated with the Year 2000 issue and that the Company will be prepared to respond to Year 2000 problems as they arise. The Company is in the process of finalizing contingency plans to address the most reasonably likely worst case scenario relating to the Year 2000 problem. The anticipated completion date for those plans is by June 30, 1999. If the Company is unable for any reason to timely complete such a contingency plan and problems associated with the Year 2000 issue arise and are not addressed as expected by the Company, as each of the Company's business segments is very dependent upon computer systems to effectively conduct most of their business operations and fulfill most of their obligations to third parties, the Company's business operations could be significantly disrupted and the Company's financial condition and results of operations could be significantly adversely affected. The Company's Year 2000 efforts are ongoing and have not yet been completed. Accordingly, there can be no assurance that the Company will be prepared to timely respond to all year 2000 issues that may arise.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         United Financial and United Bank are parties to various legal proceedings in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company or the Bank.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following shares of United Financial common stock, par value $0.01 per share ("United Financial Common Stock"), were issued during the three months ended March 31, 1999:

         On February 26, 1999 an aggregate of 14,744 shares were issued to certain officers of United Trust pursuant to an incentive stock plan established in connection with the acquisition of Fiduciary Services Corporation ("FSC").

Under the plan, no additional cash or consideration was received by the Company pursuant to the issuance of such shares. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of the securities issued represented their intentions to acquire the securities for investment only and not with a view for resale or distribution and appropriate legends were affixed to the share certificates issued.

         In December 1998, the Company sold 450,000 shares of common stock at $7.25 per share and $6,000,000 of 9.40% Trust Preferred securities in an underwritten public offering. In January 1999, the underwriter closed on the over allotment and the Company issued an additional 57,705 shares of common stock and $749,600 of additional Trust Preferred securities. Of the net proceeds of approximately $9.5 million, $1.5 million has been contributed as capital to the Bank and approximately $2.7 million was used to repay existing debt with an unrelated bank. The balance was used for general corporate purposes.

         In March 1999, the Company purchased a $250,000 equity position, or approximately 5 percent, in United Insurance Holdings, LC ("Insurance Holdings"). Insurance Holdings is the parent company of United Property Insurance and Casualty Company, Inc. The Company has the option to acquire, at its election, up to an aggregate of 20 percent of the common equity of Insurance Holdings, if and when bank holding company regulations permit such an investment. Additionally, the Company has a $1 million loan advance outstanding to Insurance Holdings. The loan has a maturity date of June 8, 1999. One Director of the Company also serves as a Director of Insurance Holdings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     3.1      Amended and Restated Articles of Incorporation of the Company*
     3.2      Bylaws of the Company*
     4.1 Form of Indenture with respect to the Company's 9.4% Junior Subordinated Debentures
     4.2      Form of Specimen Junior Subordinated
              Debenture (included in Exhibit 4.1)*
     4.3      Certificate of Trust of UFH Capital Trust I*
     4.4      Trust Agreement of UFH Capital Trust I*
     4.5      Form of Amended and Restated Trust Agreement of UFH Capital
              Trust I*
     4.6 Form of Certificate for Cumulative Trust Preferred Security of UFH Capital Trust I*
     4.7      Form of Guarantee Agreement for UFH Capital Trust I*
     4.8      Form of Agreement as to Expenses and Liabilities*
     4.9      Specimen of Common Stock to be registered hereunder*
    10.1      UFH Stock Option and Incentive Compensation Plan*

    10.2      Trust Department Stock Option Plan*
    10.3      Eickhoff, Pieper & Willoughby Stock Option Plan*
    10.4      Modification Agreement*
    10.5      Property Management Agreement between Imaginative Investments,
              Inc and the Southeast Companies of Tampa Bay, Inc.*
    10.6      Employment Agreement of Charles O. Lowe*
    10.7      Employment Agreement of Ward J. Curtis, Jr.*
    10.8      Employment Agreement of Harold J. Winner*
    10.9      Employment Agreement of John H. Pieper*
    10.10     Employment Agreement of Neil W. Savage*
    10.11     Employment Agreement of William A. Eickhoff*
    10.12     Salary Continuation Agreement of Harold J. Winner*
    10.1      Salary Continuation Agreement of Neil W. Savage*
    10.14     Agreement between Willow Green Partnership, LTD and Irwin
              Contracting relating to foreclosed property acquired by
              United Bank*
    10.15     Pinellas Bancshares Corporation 8% Convertible Debentures
              held by Eickhoff & Pieper, a Florida General Partnership*
    10.16     Loan Agreement between AmSouth f/k/a AmSouth Bank of Florida and
              UFH f/k/as Pinellas Bancshares Corporation*
    27        Financial Data Schedule

   *This information is incorporated herein by reference to the Company's Report on Form 10-KSB for the period ended December 31, 1998.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the period ending March 31, 1999.

                UNITED FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

    Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         UNITED FINANCIAL HOLDINGS, INC.
                                  (Registrant)

Date:   MAY 13, 1999                           By:   /S/ NEIL W. SAVAGE
      ----------------                         --------------------------------
                                               Neil W. Savage, President and
                                               Chief Executive Officer

Date:   MAY 13, 1999                           By:   /S/ C. PETER BARDIN
      ----------------                         --------------------------------
                                               C. Peter Bardin, Senior Vice
                                               President and Chief Financial
                                               Officer