Form 10QSB
period 1999-06-30
UNITED FINANCIAL HOLDINGS INC
filed 1999-08-12
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 005-55641

                         UNITED FINANCIAL HOLDINGS, INC.
                 (Name of Small Business Issuer in its Charter)

           FLORIDA                                               59-2156002
(State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                             Identification No.)

                        333 THIRD AVENUE NORTH, SUITE 200
                       ST. PETERSBURG, FLORIDA 33701-3346
                    (Address of Principal Executive Offices)
                                 (727) 898-2265
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.01 Par value                          4,151,821
--------------------------------------          -------------------------------
              Class                             Outstanding as of July 31, 1999

                         UNITED FINANCIAL HOLDINGS, INC.

                                      INDEX
                                                                         PAGE
================================================================================
PART I.  FINANCIAL INFORMATION

     ITEM 1.     Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
         At June 30, 1999 and December 31, 1998                            1

         Condensed Consolidated Statements of Earnings -
         For the three month and six months ended June 30, 1999 and 1998   2

         Condensed Consolidated Statements of Comprehensive Income -
         For the three month and six months ended June 30, 1999 and 1998   3

         Condensed Consolidated Statement of Stockholders' Equity -
         For the six months ended June 30, 1999                            4

         Condensed Consolidated Statements of Cash Flows -
         For the six months ended June 30, 1999 and 1998                   5-6

         Notes to Condensed Consolidated Financial Statements              7-9

     ITEM 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9-16


PART II.  OTHER INFORMATION

     ITEM 1.     Legal Proceedings                                         17

     ITEM 2.     Changes in Securities and Use of Proceeds                 17

     ITEM 3.     Defaults Upon Senior Securities                           18

     ITEM 4.     Submission of Matters to a Vote of Shareholders           18

     ITEM 5.     Other Information                                         19

     ITEM 6.     Exhibits and Reports on Form 8-K                          19


SIGNATURES                                                                 19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                United Financial Holdings, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)
                                               June 30,       December 31,
 ASSETS                                           1999              1998
                                              ----------       -----------
Cash and due from banks                       $  7,087         $  7,967
Federal funds sold                               4,106            4,011
Trading securities                                 108              157
Securities held to maturity, market value
  of $14,191 and $11,437 respectively           14,538           11,206
Securities available for sale, at market        11,520           14,527
Loans, net                                     128,646          116,546
Premises and equipment, net                      9,854            9,275
Federal Home Loan Bank stock                       507              433
Federal Reserve Bank stock                         204              159
Intangible assets                                1,521            1,451
Other real estate owned                          1,079            1,015
Other assets                                     5,399            5,155
                                             -----------      ------------
       Total assets                          $ 184,569        $ 171,902
                                             ===========      ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand                                     $  31,636        $  27,742
  NOW and money market                          52,231           48,550
  Savings & Time Deposits                       70,446           62,803
                                             -----------      ------------
       Total deposits                          154,313          139,095

Securities sold under agreements to repurchase   5,319            8,796
Convertible subordinated debentures                630              630
Long-term debt                                       -               34
Other liabilities                                1,919            2,576
                                             ------------      ------------
       Total liabilities                       162,181          151,131

Company-obligated Mandatory Redeemable Capital
 Securities of Subsidiary Trust Holding Solely
 Subordinated Debentures Of The Company          6,750            6,000

STOCKHOLDERS' EQUITY
  7% convertible preferred stock                   100              209
  Common stock                                      42               40
  Paid-in capital                                9,386            9,192
  Common stock subscription receivable               -             (393)
  Accumulated other comprehensive income           (78)             141
  Retained earnings                              6,188            5,582
                                             ------------     --------------
       Total stockholders' equity               15,638           14,771
                                             ------------     --------------
  Total liabilities and stockholders' equity $ 184,569        $ 171,902
                                             ============     ==============
     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                      (in thousands, except per share data)
                              Three Months Ended         Six Months Ended
                             June 30,     June 30,    June 30,       June 30,
                               1999         1998        1999           1998
                             ---------    ---------   ---------     ---------
Interest income
  Loans and loan fees        $   3,001    $   2,446   $   5,874     $   4,871
  Securities                       440          441         861           810
  Federal funds sold securities
    purchased under reverse
    repurchase agreements           85          194         133           326
                             ---------    ---------   ---------     ---------
       Total interest income     3,526        3,081       6,868         6,007
Interest expense
  Deposits                       1,187        1,277       2,272         2,394
  Long-term debt and
    other borrowings                59           46         125           130
  Subordinated debentures
    issued to subsidiary trust     158            -         365             -
                             ---------    ---------   ---------     ---------
       Total interest expense    1,404        1,323       2,762         2,524
                             ---------    ---------   ---------     ---------
       Net interest income       2,122        1,758       4,106         3,484
Provision for loan losses          180          160         405           250
                             ---------    ---------   ---------     ---------
   Net interest income after
     provision for loan losses   1,942        1,598       3,701         3,233
Other income
  Service charges on
    deposit accounts               197          172         373           347
  Trust and investment
    management income              697          589       1,360         1,138
  Gain on Sale of Loans            139          113         251           129
  All other fees and income        174          226         346           374
                             ---------    ---------   ---------     ---------
       Total other income        1,207        1,100       2,330         1,988
Other expense
   Salaries & employee benefits  1,198        1,128       2,564         2,263
   Occupancy expense               130          143         260           291
   Furniture & equipment expense   157          127         298           256
   Data Processing                 107          109         238           221
   Marketing & business development 90           60         131           116
   Other operating expenses        611          381       1,049           776
                             ---------    ---------   ---------     ---------
                                 2,293        1,948       4,540         3,923
                             ---------    ---------   ---------     ---------
  Earnings before income taxes     856          750       1,491         1,298
Income tax expense                 319          298         549           512
                             ---------    ---------   ---------     ---------
       NET EARNINGS          $     537    $     452   $     942     $     786
                             =========    =========   =========     =========
Earnings Per Share:
   Basic                     $     .13    $     .13   $     .23     $      .22
   Diluted                   $     .12    $     .12   $     .22     $      .21
    See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)
                              Three Months Ended         Six Months Ended
                             June 30,     June 30,    June 30,       June 30,
                               1999         1998        1999           1998
                             ---------    ---------   ---------     ---------
Net earnings                 $     537    $     452   $     942     $     786
Other comprehensive income
   Unrealized holding
     gains (losses)               (215)          20        (332)           25
   Income tax (expense) benefit
     related to items of other
     comprehensive income           73           (8)        113            (9)
                             ---------    ---------   ---------     ---------

Comprehensive income         $     395    $     464   $     723     $     802
                             =========    =========   =========     =========






































    See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                             Accumu-
                          7%                 lated    Stock
                          Convert-           Other    Subscrip-
                          ible               Compre-  tion     Re-
                 Common   Preferred Paid-In  hensive  Receiv-  tained
                 Stock    Stock     Capital  Income   able     Earnings Total
                 -------- --------- -------- -------- -------  -------- --------
Balance at
 December 31,
 1998            $     40 $     209 $  9,192 $    141 $  (393) $  5,582 $14,771
Net Earnings            -         -        -        -       -       942     942
Dividends on Common
   & Preferred Stock    -         -        -        -       -      (336)   (336)
IPO subscriptions &
   costs                -         -      (25)       -     393         -     368
Accumulated other
   comprehensive income -         -        -     (219)      -         -    (219)
Performance Shares
   Issued               1         -      112        -       -         -     113
Conversion of 7%
   Preferred to Common
   Stock                1      (109)     107        -       -         -      (1)
                 -------- --------- -------- -------- -------  -------- --------

Balance at
 June 30, 1999   $     42 $     100 $  9,386 $    (78)$     -  $  6,188 $15,638
                 ======== ========= ======== ======== =======  ======== =======

























    See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                       Six Months Ended
                                                   June 30,        June 30,
                                                    1999             1998
                                                   -----------     -----------
Cash flows from operating activities:
    Net earnings                                   $       942     $       786
    Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities
       Provision for loan losses                           405             250
       Provision for depreciation and amortization         384             320
       Unrealized gain on trading securities                (8)              -
       Accretion of securities discount                     (7)            (25)
       Amortization of unearned loan fees                  (75)            (42)
       Amortization of securities premiums                  10              13
       Gain on sales of loans                             (434)           (198)
       Decrease (increase) in interest receivable          (88)             44
       Increase in interest payable                         23               3
      (Increase) in other assets                          (330)           (200)
       Decrease in other liabilities                      (681)           (381)
                                                   -----------     -----------

         Net cash provided by
          operating activities                             141             570

Cash flows from investing activities:
    Purchase of Federal Reserve Bank stock
     and FHLB stock                                       (118)            (73)
    Net (increase) in Federal funds sold                   (95)        (19,326)
    Principal repayments of held to
      maturity securities                                1,090            340
    Principal repayments of available for
      sale securities                                    1,981             416
    Proceeds from maturities of available for
      sale securities                                    3,000             500
    Proceeds from maturities of held to
      maturity securities                                 (170)          2,026
    Purchases of available for sale securities          (4,491)         (5,649)
    Purchases of held to maturity securities            (1,899)         (5,915)
    Proceeds from sales of loans                         4,457           1,649
    Net (increase) in loans                            (16,455)         (4,309)
    Capital expenditures                                  (922)            (35)
                                                   -----------     -----------

          Net cash used in investing activities        (13,622)        (30,376)







   See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (unaudited)
                                 (in thousands)
                                   (continued)

                                                       Six Months Ended
                                                   June 30,        June 30,
                                                    1999             1998
                                                   -----------     ------------

Cash flows from financing activities:
Net increase in demand deposits, NOW accounts,
     money market accounts and savings accounts    $     8,597     $     28,954
   Net (decrease) increase in certificates
     of deposit                                          6,620           (1,488)
   Net increase (decrease) in securities sold under     (3,477)           3,088
     agreements to repurchase
   Repayment of long-term debt                             (34)            (308)
   Issuance of Company-obligated mandatory redeemable
     capital securities of subsidiary trust holding solely
     subordinated debentures of the Company                750                -
   Issuance of common stock                                480              284
   Dividend paid on preferred stock                         (7)              (8)
   Dividend paid on common stock                          (328)            (233)
                                                   -----------      -----------

         Net cash provided by financing activities      12,601           30,289
                                                   -----------      -----------

Net increase in cash and due from banks                   (880)             483

Cash and due from banks at beginning of period           7,967            7,337
                                                   -----------      -----------

Cash and due from banks at end of period           $     7,087      $     7,820
                                                   ===========      ===========


Cash paid during the period for:
   Interest                                        $     2,739      $     2,521
   Income taxes                                    $       535      $       391

Supplemental Disclosure of Non-cash Activity
Performance shares issued                          $       113      $       116












   See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - HOLDING COMPANY AND SUBSIDIARIES BACKGROUND INFORMATION

United Financial Holdings, Inc. (the "Company") is a registered bank holding company formed in 1982, the principal subsidiary of which is United Bank ("Bank"), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida. The Bank was founded in 1979 and is a community-oriented, full service commercial bank with five branch offices serving the southern Pinellas County area of the State of Florida.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made to fairly state the results for the interim periods. The results of operations of the three and six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

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

                               For the three months ended June 30
                               ----------------------------------
                                 1999                     1998
                      --------------------------   ----------------------------
                                Weighted  Per                  Weighted  Per
                                Average   Share                Average   Share
                      Earnings  Shares    Amount   Earnings    Shares    Amount
                     ---------  --------- ------   ---------   --------- ------
Basic EPS
  Net earnings
    available to
    Common
    Stockholders      $    530  4,061,313 $  .13   $    444    3,493,150 $  .13
                                          ======                         ======

Effect of  dilutive securities
  Incremental  shares
   from  assumed  exercise or
    conversion of:
       Convertible Debt      8    152,789                  8     152,789
       Preferred Stock       7    174,854                  8     193,702
       Stock Options         0          0                  0      34,824
                     ---------  ---------          ---------   ---------

Diluted EPS
  Net earnings available to Common
    Stockholders and assumed
    conversions      $     545  4,388,956 $  .12   $     460   3,874,465 $  .12
                     =========  ========= ======   =========   ========= ======
                               For the six months ended June 30
                               ----------------------------------
                                 1999                     1998
                      --------------------------   ----------------------------
                                Weighted  Per                  Weighted  Per
                                Average   Share                Average   Share
                      Earnings  Shares    Amount   Earnings    Shares    Amount
                     ---------  --------- ------   ---------   --------- ------
Basic EPS
  Net earnings
   available to Common
    Stockholders     $     935  4,056,251 $  .23   $     778   3,481,948 $  .22
                                          ======                         ======

Effect of  dilutive  securities
  Incremental  shares
   from  assumed  exercise or
    conversion of:
       Convertible Debt    16     152,789                  16    152,789
       Preferred Stock      7     175,355                   8    195,315
       Stock Options        0           0                   0     34,824
                     ---------  ---------           ---------  ---------

Diluted EPS
  Net earnings available to Common
    Stockholders and assumed
    conversions      $     958  4,384,395  $  .22   $     802  3,864,876 $  .21
                     =========  =========  ======   =========  ========= ======

NOTE 4 - CAPITAL

In December 1998, the Company issued and sold 450,000 shares of common stock at $7.25 per share and, through a statutory business trust created and wholly owned by the Company, issued $6,000,000 of 9.40% Trust Preferred Securities (the "Trust Preferred Securities") in an underwritten public offering. In January 1999, the Company issued an additional 57,705 shares of common stock and $749,600 of additional Trust Preferred Securities pursuant to the underwriter's exercise of its over-allotment option.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "intend," "anticipate," "plan" and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Such factors include, but are not limited to competition, general economic conditions, potential changes in interest rates, and changes in the value of real estate securing loans made by the Company.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 1999 AND DECEMBER 31, 1998

Overview

      Total assets of the Company were $184.6 million at June 30, 1999, compared to $171.9 million at December 31, 1998, an increase of $12.7 million or 7.4%. This increase was primarily the result of the Company's internal growth of earning assets (primarily loans) funded by an increase in deposits.

Investment Securities

      Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $26.1 million at June 30, 1999, compared to $25.7 million at December 31, 1998, an increase of $0.4 million or 1.6%. Included in investment securities at June 30, 1999, were $11.5 million of securities held as "available for sale" to provide the Bank greater flexibility to respond to changes in interest rates. These securities have been recorded at market value.

Loans

      Total loans were $131.5 million at June 30, 1999, compared to $119.2 million at December 31, 1998, an increase of $12.3 million or 10.3%. For the same period, real estate mortgage loans increased by $5.8 million or 7.5%, commercial loans increased by $6.7 million or 19.3%, and all other loans including consumer loans decreased by $0.2 million or 3.2%. Loans net of allowance for loan loss were $128.6 million at June 30, 1999, compared to $116.5 million at December 31, 1998.


      The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars in thousands):

                                        June 30, 1999        December 31, 1998
Real estate mortgage loans:
  Commercial real estate                $      67,487          $      60,693
  One-to-four family residential                6,171                  7,075
  Multifamily residential                       6,687                  6,673
  Construction and land development             3,480                  3,572
                                        -------------          -------------
      Total real estate mortgage loans         83,835                 78,013

Commercial loans                               41,629                 34,904
Consumer loans                                  4,497                  4,438
Other loans                                     1,544                  1,803
                                        -------------          -------------
  Gross loans                                 131,505                119,158
Allowances for loan losses                     (2,076)                (1,984)
Unearned fees                                    (783)                  (628)
                                        -------------          -------------
      Total loans net of allowance
        and unearned fees               $     128,646          $     116,546
                                        =============          =============

Asset Quality and Allowance for Loan Losses

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

      Various conditions which would affect the loan portfolio are also evaluated. General economic and business conditions that affect the port-folio are reviewed including: 1) credit quality trends including trends in past due and non-performing loans; 2) collateral values in general; 3) loan volumes and concentration; 4) recent loss experience in particular segments of the portfolio; 5) duration and strength of the current business cycle;
6) bank regulatory examination results; and 7) findings of the external loan review process. Senior management and the Directors' General Loan Committee review these conditions quarterly. If any of these conditions presents a problem to the loan portfolio, an additional allocation may be recommended.


      The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):

                                               For the six months ended
                                          June 30, 1999          June 30, 1998
                                          --------------         --------------
Allowance at beginning of period          $        1,984         $        1,648
Charge-offs:
  Real estate loans                                   27                      -
  Commercial loans                                   269                    131
  Consumer loans                                      21                      1
                                          --------------         --------------
      Total charge-offs                              317                    147
Recoveries:
  Real estate loans                                    -                      -
  Commercial loans                                     4                      8
  Consumer loans                                       -                      -
                                          --------------         --------------
      Total recoveries                                 4                      8
Net charge-offs                                      313                    138
Provision for loan losses                            405                    250
                                          --------------         --------------
Allowance at end of period                $        2,076         $        1,759
                                          ==============         ==============


Nonperforming Assets

      Nonperforming assets include 1) loans which are 90 days or more past due and have been placed into non-accrual status; 2) accruing loans that are 90 days or more delinquent that are deemed by management to be adequately secured and in the process of collection; and 3) ORE (i.e., real estate acquired through foreclosure or deed in lieu of foreclosure). All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the possibility of collecting additional interest is deemed insufficient to warrant further accrual. As a matter of policy, interest is not accrued on loans past due 90 days or more unless the loan is both well secured and in process of collection. When a loan is placed in non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received.

      The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):

                                        June 30, 1999         December 31, 1998
                                        --------------        -----------------
Real estate loans                       $        2,430           $        2,820
Commercial loans                                   587                    1,181
Consumer loans                                       -                        -
                                        --------------        -----------------
   Total non-accrual loans(1)                    3,017                    4,001
Other Real Estate                                1,074                    1,015
Accruing Loans 90 days past due..                  552                      449
                                        --------------        -----------------
   Total nonperforming assets           $        4,648        $           5,465
                                        ==============        =================

(1) $1,391 of the non-accrual loans as of June 30, 1999 are being paid on a monthly basis on a pre-judgment stipulation, and interest and principal are being recorded as received on a cash basis.

Bank Premises and Equipment

      Bank premises and equipment was $9.9 million at June 30, 1999, compared to $9.3 million at December 31, 1998, an increase of $.6 million or 6.5%. This increase was primarily due to the acquisition of a new bank branch office building and related equipment, partially offset by depreciation and amortization of leasehold improvements.

Deposits

      Total deposits were $154.3 million at June 30, 1999, compared to $139.1 million at December 31, 1998, an increase of $15.2 million or 10.9%. During the six months ended June 30, 1999, demand deposits increased $3.9 million, NOW and money market deposits increased $3.7 million, and savings deposits and time deposits increased $7.6 million.

Long-term Debt and Convertible Subordinated Debentures

      There was no long-term debt outstanding (excluding convertible subordinated debentures) at June 30, 1999, compared to $34 thousand at December 31, 1998, a decrease of $34 thousand. The decrease was due to the repayment of debt with an unrelated bank. In addition, $630 thousand in convertible subordinated debentures were outstanding during both periods.

Mandatory Redeemable Capital Securities of Subsidiary Trust

      In December 1998, the Company, through a statutory business trust created and owned by the Company, issued approximately $6.7 million (including an overallotment of approximately $750 thousand that closed on January 14, 1999) of Trust Preferred Securities that will mature on December 10, 2028.

Stockholders' Equity

      Stockholders' equity was $15.6 million at June 30, 1999, or 8.45% of total assets, compared to $14.8 million, or 8.61% of total assets at December 31, 1998. At June 30, 1999, the Bank's Tier I (core) Capital ratio was 7.54%, its

Tier I Risk-based Capital ratio was 9.11%, and its Total Risk-based Capital ratio was 10.36%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to year-to-date 1999 net income, less dividends declared and changes in the market value of securities available for sale, net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 1999 AND 1998

Overview

      Net income for the three months ended June 30, 1999 was $537 thousand or $0.12 per share diluted, compared to $452 thousand or $0.12 per share diluted for the same period in 1998. On a pre-tax basis, United Trust earned $83 thousand in 1999 versus $43 thousand in 1998, EPW's pre-tax operating profits (before deducting $35 thousand of costs associated with the issuance of performance shares in 1998) increased to $107 thousand from $79 thousand during this period and the Bank's pre-tax profits increased to $890 thousand from $732 thousand during this same period.

Analysis of Net Interest Income

      Interest income for the three months ended June 30, 1999 was $3.5 million, compared to $3.1 million for the same period in 1998, a $0.4 million or 12.9% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of loans. Interest expense was $1.4 million for the three months ended June 30, 1999, compared to $1.3 million for the same period in 1998, a $0.1 million or 7.7% increase. This increase is primarily due to the interest expense associated with the issuance of the Trust Preferred Securities in December 1998.

Provision for Loan Losses

      For the three months ended June 30, 1999, the provision for loan losses charged to expense was $180 thousand, compared to $160 thousand for the same period in 1998, an increase of $20 thousand or 12.5%. The allowance of possible loan losses was $2.1 million at June 30, 1999. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Noninterest Income

      Noninterest income for the three months ended June 30, 1999 was $1.2 million compared to $1.1 million for the same period in 1998, an increase of $0.1 million or 9.1%. This increase was primarily due to increased revenues from EPW and United Trust whose combined revenues increased $108 thousand during this period.

Noninterest Expense

      Total noninterest expense for the three months ended June 30, 1999 was $2.3 million, compared to $1.9 million for the same period in 1998, an increase of $0.4 million or 21.1%. This increase was due to increases in salary and benefits expense of $70 thousand, furniture and equipment expense of $30 thousand, marketing and business development expense of $30 thousand, and other operating expense of $230 thousand, which includes $70 thousand in consulting expense, legal and professional fees of $41 thousand and REO expense of $21 thousand.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 1999 AND 1998

Overview

      Net income for the six months ended June 30, 1999 was $942 thousand or $0.22 per share diluted, compared to $786 thousand or $0.21 per share diluted for the same period in 1998. On a pre-tax basis, United Trust earned $130 thousand in 1999 versus $42 thousand in 1998, EPW's pre-tax operating profits increased to $78 thousand from $72 thousand during this period and the Bank's pre-tax profits increased to $1,675 thousand from $1,337 thousand during this same period.

Analysis of Net Interest Income

      Interest income for the six months ended June 30, 1999 was $6.9 million, compared to $6.0 million for the same period in 1998, a $0.9 million or 15.0% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of loans. Interest expense was $2.8 million for the six months ended June 30, 1999, compared to $2.5 million for the same period in 1998, a $0.3 million or 12.0% increase. This increase is primarily due to the interest expense associated with the issuance of the Trust Preferred Securities in December 1998.

Provision for Loan Losses

      For the six months ended June 30, 1999, the provision for loan losses charged to expense was $405 thousand, compared to $250 thousand for the same period in 1998, an increase of $155 thousand or 62.0%. The allowance of possible loan losses was $2.1 million at June 30, 1999. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Noninterest Income

      Noninterest income for the six months ended June 30, 1999 was $2.3 million compared to $2.0 million for the same period in 1998, an increase of $0.3 million or 15.0%. This increase was primarily due to increased revenues from EPW and United Trust whose combined revenues increased $222 thousand during this period and gains on the sale of SBA loans, which increased by $122 thousand.

Noninterest Expense

      Total noninterest expense for the six months ended June 30, 1999 was $4.5 million, compared to $3.9 million for the same period in 1998, an increase of $0.6 million or 15.4%. Substantially all of this increase occurred in salaries and benefits expense, and includes $90 thousand related to the cash payment in lieu of the issuance of performance shares in connection with the acquisition of EPW.

LIQUIDITY

       During the six months ended June 30, 1999, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and to purchase securities. At June 30, 1999, the Company had commitments to originate loans totaling $6.5 million. Management believes the Company has adequate resources to fund all its commitments. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment. As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 1999, the Bank had liquidity of approximately $24 million, or approximately 16% of total deposits.

      Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 1999.

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

      In 1997, the Company began the process of evaluating its information technology for Year 2000 readiness. In April 1998, the Company adopted a formal, comprehensive Year 2000 Policy Statement designed to identify and address Year 2000 issues that might impact the Company (the "Year 2000 Plan"). The Company has completed the "Awareness," "Inventory," "Assessment," and "Testing/Validation" phases of its Year 2000 Plan, which are designed to appoint and train a group of employees to oversee and implement the Year 2000 Plan, to provide for the inventory of the software and hardware of the Company, and to provide further assessment of the nature and size of the Year 2000 issues that might affect the Company. The Company continues to oversee its internal efforts and the efforts of third parties to timely and properly address the Year 2000 issues that have been identified. Testing and validation of the actions that have been taken thus far were completed by June 30, 1999. This validation process has also been audited by outside consultants.

      The Company outsources its principal data processing activities to a third party and purchases most of its software applications from third party vendors. Additionally, the Company outsources its trust business data processing and custodial management activities to a third party. Each of the two foregoing data processing servicers has represented to the Company that it has completed its Year 2000 testing. The Company has received and reviewed the third party proxy test results which support their claims. Also the Company has completed all testing and validating of its own systems. Based on these efforts to date, the Company believes that its vendors and significant customers are actively addressing the problems associated with the Year 2000 issue and that the Company will be prepared to respond to Year 2000 problems as they arise. The Company will continue to refine the contingency plans to address the most reasonably likely worst case scenarios relating to the Year 2000 problem throughout the year 1999 and into the year 2000. Although the Company's Year 2000 efforts are ongoing and will continue throughout the Year 2000, there can be no assurance that the Company will be prepared to timely respond to all year 2000 issues that may arise.

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

      The Company has not incurred material testing, compliance or replacement costs relating to its Year 2000 investigation to date. The Company spent approximately $255,000 in 1998 and expects to spend $280,000 in 1999, of which $125,000 has been incurred to date, towards technology related costs, including the updating of software and hardware systems to ensure Year 2000 compliance. The Company does not expect to incur additional material related testing, compliance or replacement costs in the future and does not believe that the potential non-compliance of its information and non-information technology systems and programs present a material risk to the Company's financial condition or results of operations. However, non-material costs may be incurred due to short-term disruptions resulting from Year 2000 compliance problems, testing and replacement costs.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company and the Bank are parties to various legal proceedings in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company or the Bank.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following shares of United Financial common stock, par value $0.01 per share ("United Financial Common Stock"), were issued during the six months ended June 30, 1999:

         In December 1998, the Company sold 450,000 shares of common stock at $7.25 per share and $6,000,000 of 9.40% Trust Preferred Securities in an underwritten public offering. In January 1999, the Company issued an additional 57,705 shares of common stock and $749,600 of additional Trust Preferred Securities pursuant to the underwriter's exercise of its over-allotment option. Of the net proceeds of approximately $9.5 million, approximately $1.5 million has been contributed as capital to the Bank and approximately $2.7 million was used to repay existing debt with an unrelated bank. The balance was used for general corporate purposes.

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

         In March 1999, the Company purchased a $250,000 equity position, or approximately 5 percent, in United Insurance Holdings, LC ("Insurance Holdings"). Insurance Holdings is the parent company of United Property Insurance and Casualty Company, Inc. The Company has the option to acquire, at its election, up to an aggregate of 20 percent of the common equity of Insurance Holdings, if and when bank holding company regulations permit such an investment. Additionally, the Company originally made a $1 million loan advance to Insurance Holdings with a maturity date of June 8, 1999. The loan was subsequently renewed for another 60 day term and a $0.5 million principal repayment was made in July. One director of the Company also serves as a director of Insurance Holdings.

         In April 1999, the Company purchased a $500,000 equity position, or approximately 2.2% of the outstanding capital stock, in Nexity Financial Corporation ("Nexity"). Nexity intends to acquire an Alabama stated chartered bank and pursue an internet banking business strategy and ultimately raise additional capital in an initial public offering.

         The remaining net offering proceeds are on deposit in a non-interest bearing demand deposit account of the Company established with the Bank. The Bank in turn is using those funds to fund its assets, such as loans and overnight investments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on April 27, 1999. At the Annual Meeting 2,799,109 shares were present in person or by proxy. The following matters were submitted to a vote of shareholders:

1.      To elect four persons as members of the Board of Directors.

       The following directors were elected with a summary of the votes cast for each nominee:

                            FOR           AGAINST         ABSTAIN        TERM
Ronald E. Clampitt        2,791,009       8,100              -          3 years
William A. Eickhoff       2,791,009       8,100              -          3 years
Charles O. Lowe           2,791,009       8,100              -          3 years
John B. Norrie            2,791,009       8,100              -          3 years

  In addition to the foregoing, the following individuals are directors of United Financial whose terms continued after the Annual Meeting:
       Ward J. Curtis                                       Ronald R. Petrini
       David K. Davis, M.D.                                 Neil W. Savage
       Edward D. Foreman                                    John B. Wier
       Ian F. Irwin                                         Harold J. Winner
       Jack A. MaCris, M.D.

2. To ratify the appointment of Grant Thornton L.L.P. as the Company's independent auditors for 1999.
                            FOR           AGAINST          ABSTAIN
                          2,782,891           -             16,218

       Grant Thornton was retained as independent accountants for the Company.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     There were no exhibits filed during the period ending June 30, 1999.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the period ending June 30, 1999.

================================================================================

                UNITED FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

    Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          UNITED FINANCIAL HOLDINGS, INC.
                                  (Registrant)

Date:   August 12, 1999                             By:   /s/ NEIL W. SAVAGE
      -------------------                                ---------------------
                                                           Neil W. Savage
                                                          President and Chief
                                                          Executive Officer


Date:   August 12,1999                              By:   /s/ C. PETER BARDIN
      -------------------                                ---------------------
                                                          C. Peter Bardin
                                                          Senior Vice President
                                                          and Chief Financial
                                                          Officer
                                                         (Principal Financial
                                                         and Accounting Officer)