Form 10QSB
period 1999-09-30
UNITED FINANCIAL HOLDINGS INC
filed 1999-11-12
CIK 1067206

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-QSB
                              --------------------

[X}             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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
Yes X  No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
================================================================================
Common Stock, $0.01 Par value                        4,192,771
-----------------------------         ------------------------------------------
       Class                          Outstanding  as of  November 10, 1999
================================================================================

                                 UNITED FINANCIAL HOLDINGS, INC.

                                              INDEX

                                                                         PAGE
PART I.  FINANCIAL INFORMATION

    ITEM 1.   Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets -
        At September 30, 1999 and December 31, 1998                       1

        Condensed Consolidated Statements of Earnings -
        For the three months and nine months ended
        September 30, 1999 and 1998                                       2

        Condensed Consolidated Statements of Comprehensive Income -
        For the three months and nine months ended
        September 30, 1999 and 1998                                       3

        Condensed Consolidated Statement of Stockholders' Equity -
        For the nine months ended September 30, 1999                      4

        Condensed Consolidated Statements of Cash Flows -
        For the nine months ended September 30, 1999 and 1998           5-6

        Notes to Condensed Consolidated Financial Statements            7-10

    ITEM 2.   Management's Discussion and Analysis of Financial

              Condition and Results of Operations                      10-18

PART II.  OTHER INFORMATION

    ITEM 1.   Legal Proceedings                                           18

    ITEM 2.   Changes in Securities and Use of Proceeds                   19

    ITEM 3.   Defaults Upon Senior Securities                             19

    ITEM 4.   Submission of Matters to a Vote of Shareholders             20

    ITEM 5.   Other Information                                           20

    ITEM 6.   Exhibits and Reports on Form 8-K                            20


SIGNATURES                                                                21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                United Financial Holdings, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)
                                                    September 30,  December 31,
   ASSETS                                              1999           1998
                                                    -------------  ------------
 Cash and due from banks                              $   8,053      $   7,967
 Federal funds sold                                       5,707          4,011
 Trading securities                                         187            157
 Securities held to maturity, market value
     of $14,506 and $11,437 respectively                 14,778         11,206
 Securities available for sale, at market                10,204         14,527
 Loans, net                                             145,040        116,546
 Premises and equipment, net                              9,769          9,275
 Federal Home Loan Bank stock                               507            433
 Federal Reserve Bank stock                                 204            159
 Intangible assets                                        1,772          1,451
 Other real estate owned                                  1,620          1,015
 Other assets                                             5,413          5,155
                                                       --------       --------
       Total assets                                   $ 203,254      $ 171,902
                                                       ========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits
   Demand                                             $  36,124      $  27,742
   NOW and money market                                  64,556         48,550
   Savings & Time Deposits                               70,873         62,803
                                                       --------       --------
       Total deposits                                   171,553        139,095

 Securities sold under agreements to repurchase           5,851          8,796
 Convertible subordinated debentures                        630            630
 Long-term debt                                               -             34
 Other liabilities                                        2,096          2,576
                                                      ---------      --------
       Total liabilities                                180,130        151,131

 Company-obligated Mandatory Redeemable Capital Securities of Subsidiary
   Trust Holding Solely Subordinated Debentures
   Of The Company                                         6,750          6,000

 STOCKHOLDERS' EQUITY
   7% convertible preferred stock                           100            209
   Common stock                                              42             40
   Paid-in capital                                        9,673          9,192
   Common stock subscription receivable                       -           (393)
   Accumulated other comprehensive income                   (96)            141
   Retained earnings                                      6,655          5,582
                                                       --------       --------
       Total stockholders' equity                        16,374         14,771
                                                       --------       --------
       Total liabilities and stockholders' equity     $ 203,254      $ 171,902
                                                      =========      =========
     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                      (in thousands, except per share data)
                                 Three Months Ended         Nine Months Ended
                                Sept. 30    Sept. 30      Sept. 30    Sept. 30
                                   1999       1998          1999        1998
                                --------    --------      --------    --------
 Interest income
   Loans and loan fees          $  3,293    $  2,682      $  9,167    $  7,553
   Securities                        431         491         1,292       1,302
   Federal funds sold and securities
     purchased under reverse repurchase
     agreements                       70         145           204         470
                                --------    --------      --------    --------
       Total interest income       3,794       3,318        10,663       9,325
 Interest expense
   Deposits                        1,245       1,310         3,567       3,665
   Long-term debt and
      other borrowings                57         100           182         269
   Subordinated debentures issued to
     subsidiary trust                158           -           474           -
                                --------    --------      --------    --------
       Total interest expense      1,460       1,410         4,223       3,934
                                --------    --------      --------    --------
       Net interest income         2,334       1,908         6,440       5,391
 Provision for loan losses           205          90           610         340
                                --------    --------      --------    --------
       Net interest income after
        provision for loan losses  2,129       1,818         5,830       5,051
 Other income
   Service charges on
     deposit accounts                210         182           584         529
   Trust and investment management
     income                        1,089         617         2,450       1,755
   Gain on Sale of Loans              40          61           290         191
   All other fees and income         156         241           502         614
                                --------    --------      --------    --------
       Total other income          1,495       1,101         3,826       3,089
Other expense
  Salaries and employee benefits   1,535       1,168         4,098       3,430
  Occupancy expense                  128         128           388         419
  Furniture and equipment expense    140         127           438         382
  Data Processing                    132         110           371         331
  Marketing and business development 156         194           287         260
  Other operating expenses           552         329         1,601       1,157
                                --------    --------      --------    --------
                                   2,643       2,056         7,183       5,979
                                --------    --------      --------    --------
      Earnings before income taxes   981         863         2,473       2,161
Income tax expense                   343         274           892         786
                                --------    --------      --------    --------
      NET EARNINGS              $    638    $    589      $  1,581    $  1,375
                                ========    ========      ========    ========
Earnings Per Share:
  Basic                         $    .15    $    .17      $    .38    $    .39
  Diluted                       $    .15    $    .15      $    .37    $    .36
     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)
                                 Three Months Ended         Nine Months Ended
                                Sept. 30    Sept. 30      Sept. 30    Sept. 30
                                   1999       1998          1999        1998
                                --------    --------      --------    --------
Net earnings                    $    638    $    589      $  1,581    $  1,375
Other comprehensive income
  Unrealized holding gains
   (losses)                          (27)        180          (359)        205
  Income tax (expense) benefit
   related to items of other
   comprehensive income                9         (61)          122         (70)
                                --------    --------      --------    --------

Comprehensive income            $    620    $    708      $  1,344    $  1,510
                                ========    ========      ========    ========






































     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                                         7%
                                                     Convertible
                                             Common     Preferred    Paid-In
                                             Stock      Stock        Capital
                                           --------  ---------       ----------
Balance at December 31, 1998               $     40  $     209       $    9,192
Net Earnings                                      -          -                -
Dividends on Common & Preferred Stock             -          -                -
IPO subscriptions & costs                         -          -              (25)
Accumulated other comprehensive income            -          -                -
Performance Shares Issued                         1          -              398
Conversion of 7% Preferred to Common Stock        1       (109)             108
                                           --------   --------       ----------

Balance at September 30, 1999              $     42   $    100       $    9,673
                                           ========   ========       ==========


                                  Accumulated
                                    Other          Stock
                                Comprehensive   Subscription  Retained
                                   Income        Receivable   Earnings   Total
                                -------------   ------------  --------  --------
Balance at December 31, 1998    $         141   $       (393) $  5,582  $14,771
Net Earnings                                -              -     1,581    1,581
Dividends on Common & Preferred
 Stock                                      -              -      (508)    (508)
IPO subscriptions & costs                   -            393         -      368
Accumulated other
  comprehensive income                   (237)             -         -     (237)
Performance Shares
  Issued                                    -              -         -      399
Conversion of 7%
  Preferred to Common
  Stock                                     -              -         -        -
                                -------------   ------------  --------  --------

Balance at September 30, 1999   $         (96)  $          -  $  6,655  $16,374
                                =============   ============  ========  =======













     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                   (continued)

                                                         Nine Months Ended
                                                      Sept. 30,      Sept. 30,
                                                       1999            1998
                                                      ---------      ---------
Cash flows from operating activities:
   Net earnings                                       $   1,581      $   1,375
   Adjustments to reconcile net earnings to net cash provided by (used in) operating activities

      Provision for loan losses                             610            340
      Provision for depreciation and amortization           581            492
      Unrealized gain on trading securities                 (32)           (79)
      Gain on sale of held to maturity security               -            (78)
      Accretion of securities discount                      (21)           (50)
      Amortization of unearned loan fees                   (100)           (46)
      Amortization of securities premiums                    14             18
      Gain on sales of loans                               (491)          (291)
      (Increase) decrease in interest receivable            (44)            26
      Increase (decrease) in interest payable                22            (16)
      Increase in other assets                           (1,199)          (628)
      Decrease in other liabilities                        (502)          (191)
                                                      ---------      ---------

        Net cash provided by operating activities           419            872

Cash flows from investing activities:
   Purchase of Federal Reserve Bank stock and FHLB stock   (118)           (73)
   Net (increase) decrease in Federal funds sold         (1,696)         7,196
   Principal repayments of held to maturity securities    1,265            225
     Proceeds from sale of held to maturity security          -            111
   Principal repayments of available for sale securities  2,017            791
   Proceeds from maturities of available for
     sale securities                                      4,000          2,001
   Proceeds from maturities of held to
     maturity securities                                    130          3,026
   Purchases of available for sale securities            (4,991)        (6,104)
   Purchases of held to maturity securities              (1,899)        (7,155)
   Proceeds from sales of loans                           5,180          2,427
   Net (increase) in loans                              (33,695)       (15,738)
   Capital expenditures                                  (1,015)          (106)
                                                      ---------      ---------

         Net cash used in investing activities          (30,822)       (13,399)








     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (unaudited)
                                 (in thousands)
                                  (Continued)
                                                         Nine Months Ended
                                                      Sept. 30,      Sept. 30,
                                                       1999            1998
                                                      ---------      ---------
Cash flows from financing activities:
  Net increase in demand deposits, NOW accounts,
    money market accounts and savings accounts        $  24,674      $  10,346
  Net increase (decrease) in certificates of deposit      7,783         (3,955)
  Net (decrease) increase in securities sold under       (2,945)         3,473
    agreements to repurchase
  Repayment of long-term debt                               (34)            (1)
  Issuance of Company-obligated mandatory redeemable capital securities of subsidiary trust holding solely

    subordinated debentures of the Company                  750              -
  Issuance of common stock                                  767            400
  Dividend paid on preferred stock                          (10)           (15)
  Dividend paid on common stock                            (496)          (374)
                                                      ---------      ---------

        Net cash provided by financing activities        30,489          9,874
                                                      ---------      ---------

Net increase in cash and due from banks                      86         (2,653)

Cash and due from banks at beginning of period            7,967          7,337
                                                      ---------      ---------

Cash and due from banks at end of period              $   8,053      $   4,684
                                                      =========      =========

Cash paid during the period for:
  Interest                                            $   4,201      $   3,950
  Income taxes                                        $     876      $     736

Supplemental Disclosure of Non-cash Activity

Reclassification of loans to foreclosed real estate   $   1,038      $     283
Non-cash common stock issued                          $     399      $     116













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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made to fairly state the results for the interim periods. The results of operations of the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

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

                                   For the three months ended September 30,
                                                     1999
                                                       Weighted        Per
                                                       Average         Share
                                       Earnings        Shares          Amount
                                   --------------    -------------  ------------
Basic EPS
  Net earnings available to
   Common Stockholders             $          635     4,165,619     $       .15
                                                                    ===========

Effect of dilutive securities
   Incremental shares from assumed
   exercise or conversion of:
      Convertible Debt                          8       152,789
      Preferred Stock                           3        84,345
      Stock Options                             -             -
                                   --------------    -------------  ------------

Diluted EPS
  Net earnings available to Common
   Stockholders and assumed
   conversions                    $           646     4,402,753     $       .15
                                   ==============    =============  ============



                                   For the three months ended September 30,
                                                     1998
                                                       Weighted        Per
                                                       Average         Share
                                       Earnings        Shares          Amount
                                   --------------    -------------  ------------
Basic EPS
  Net earnings available to
   Common Stockholders             $          582     3,513,858     $       .17
                                   ==============    =============  ============

Effect of dilutive securities
   Incremental shares from assumed
   exercise or conversion of:
      Convertible Debt                          8       152,789
      Preferred Stock                           7       175,860
      Stock Options                             -        23,259
                                   --------------    -------------  ------------

Diluted EPS
  Net earnings available to
  Common Stockholders and assumed
   conversions                     $          597      3,865,766    $       .15
                                   ==============    =============  ============

                                   For the nine months ended September 30,
                                                     1999
                                                       Weighted        Per
                                                       Average         Share
                                       Earnings        Shares          Amount
                                   --------------    -------------  ------------
Basic EPS
  Net earnings available to
   Common Stockholders             $        1,570       4,093,108   $       .38
                                   ==============                   ============

Effect of dilutive securities
   Incremental shares from assumed
   exercise or conversion of:
      Convertible Debt                         23         152,789
      Preferred Stock                          11         144,685
      Stock Options                             -               -
                                   --------------    -------------

Diluted EPS
  Net earnings available to
  Common Stockholders and assumed
  conversions                      $        1,604       4,390,582   $       .37
                                   ==============    ============   ===========


                                   For the nine months ended September 30,
                                                     1998
                                                       Weighted        Per
                                                       Average         Share
                                       Earnings        Shares          Amount
                                   --------------    -------------  ------------
Basic EPS
  Net earnings available to
   Common Stockholders             $        1,359       3,492,702   $       .39
                                   ==============                   ===========

Effect of dilutive securities
   Incremental shares from assumed
   exercise or conversion of:
      Convertible Debt                         24         152,789
      Preferred Stock                          15         188,759
      Stock Options                             -          11,694
                                   --------------    -------------

Diluted EPS
  Net earnings available to
  Common Stockholders and assumed
  conversions                      $        1,398        3,845,944   $      .36
                                   ==============    ==============  ===========

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "intend," "anticipate," "plan" and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Such factors include, but are not limited to competition, general economic conditions, potential changes in interest rates, and changes in the value of real estate securing loans made by the Company, some of which have been or will be identified from time to time in the Company's reports filed with the Securities and Exchange Commission. Additional discussion of these factors effecting the Company's business and prospects is contained in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise such forward-looking statements.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

Overview

     Total assets of the Company were $203.3 million at September 30, 1999, compared to $171.9 million at December 31, 1998, an increase of $31.4 million or 18.3%. This increase was primarily the result of the Company's internal growth of earning assets (primarily loans) funded by an increase in deposits.

Investment Securities

     Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $25.0 million at September 30, 1999, compared to $25.7 million at December 31, 1998, a decrease of $0.7 million or 2.8%. Included in investment securities at September 30, 1999, were $10.2 million of securities held as "available for sale" to provide the Company greater flexibility to respond to changes in interest rates. These securities have been recorded at market value.

Loans

     Total loans were $148.1 million at September 30, 1999, compared to $119.2 million at December 31, 1998, an increase of $28.9 million or 24.3%. For the same period, real estate mortgage loans increased by $23.3 million or 29.8%, commercial loans increased by $6.1 million or 17.5%, and all other loans including consumer loans decreased by $.4 million or 7.2%. Loans net of allowance for loan loss were $145.0 million at September 30, 1999, compared to $116.5 million at December 31, 1998.

     The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars in thousands):

                                         September 30, 1999   December 31, 1998

Real estate mortgage loans:

  Commercial real estate                 $    75,335          $    60,693
  One-to-four family residential               6,739                7,075
  Multifamily residential                     14,610                6,673
  Construction and land development            4,610                3,572
                                         -----------          -----------
     Total real estate mortgage loans        101,294               78,013

Commercial loans                              41,025               34,904
Consumer loans                                 4,945                4,438
Other loans                                      849                1,803
                                         -----------          -----------
  Gross loans                                148,113              119,158
Allowances for loan losses                    (2,181)              (1,984)
Unearned fees                                   (892)                (628)
                                         -----------          -----------
     Total loans net of allowance
       and unearned fees                 $   145,040          $   116,546
                                         ===========          ===========

Asset Quality and Allowance for Loan Losses

     The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses within the existing loan portfolio. The allowance is based upon an ongoing quarterly assessment of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing.

     The methodologies for assessing the appropriateness of the allowance consists of several key elements, that include: 1) a risk rating of the portfolio; 2) a review of the underlying collateral on specific loans; and 3) historical loan losses. The risk rating is calculated by applying loss factors to outstanding loans and unused commitments, in each case based on the internal risk grade of those loans. Changes in risk grades of both performing and non-performing loans affect the amount of the formula allowance. On the larger criticized or classified credits, a review is conducted of the underlying collateral which secures each credit. A worse case scenario review is conducted on those loans to calculate the amount, if any, of potential loss. The historical loan loss method is a review of the last six years of actual losses. The historical loss percentage is calculated and applied to the current outstanding loans in total.

     Various conditions which would affect the loan portfolio are also evaluated. General economic and business conditions that affect the portfolio are reviewed including: 1) credit quality trends including trends in past due and non-performing loans; 2) collateral values in general; 3) loan volumes and concentration; 4) recent loss experience in particular segments of the portfolio; 5) duration and strength of the current business cycle; 6) bank regulatory examination results; and 7) findings of the external loan review process. Senior management and the Directors' General Loan Committee review these conditions quarterly. If any of these conditions is present and an analysis indicates it might affect the loan portfolio generally, an additional allocation may be recommended.


     The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):

                                              For the nine months ended
                                         September 30, 1999  September 30, 1998

Allowance at beginning of period         $      1,984        $      1,647
Charge-offs:
  Real estate loans                               144                   -
  Commercial loans                                269                 153
  Consumer loans                                   25                  16
                                         ------------        ------------
     Total charge-offs                            438                 169
Recoveries:
  Real estate loans                                 -                   -
  Commercial loans                                 25                   8
  Consumer loans                                    -                   -
                                         ------------        ------------
     Total recoveries                              25                   8
Net charge-offs                                   413                 161
Provision for loan losses                         610                 340
                                         ------------        ------------
Allowance at end of period               $      2,181        $      1,826
                                         ============        ============

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

     The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):

                                        September 30, 1999   December 31, 1998

Real estate loans                       $      1,556         $      2,820
Commercial loans                                 359                1,181
Consumer loans                                     -                    -
                                        ------------         ------------
   Total non-accrual loans(1)                  1,915                4,001
Other Real Estate                              1,620                1,015
Accruing Loans 90 days past due                  383                  449
                                        ------------         ------------
   Total nonperforming assets           $      3,918         $      5,465
                                        ============         ============
--------------------
(1) $1,355 of the non-accrual loans as of September 30, 1999 are being paid on a monthly basis on a pre-judgment stipulation, and interest and principal are being recorded as received on a cash basis.

Bank Premises and Equipment

     Bank premises and equipment totaled $9.8 million at September 30, 1999, compared to $9.3 million at December 31, 1998, an increase of $.5 million or 5.4%. This increase was primarily due to the acquisition of a new bank branch office building and related equipment, partially offset by depreciation and amortization of leasehold improvements.

Deposits

     Total deposits were $171.6 million at September 30, 1999, compared to $139.1 million at December 31, 1998, an increase of $32.5 million or 23.4%. During the nine months ended September 30, 1999, demand deposits increased $8.4 million, NOW and money market deposits increased $16.0 million, and savings deposits and time deposits increased $8.1 million.

Long-term Debt and Convertible Subordinated Debentures

     There was no long-term debt outstanding (excluding convertible subordinated debentures) at September 30, 1999, compared to $34 thousand at December 31, 1998, a decrease of $34 thousand. The decrease was due to the repayment of debt with an unrelated bank. In addition, $630 thousand in convertible subordinated debentures were outstanding during both periods.

Mandatory Redeemable Capital Securities of Subsidiary Trust

     In December 1998, the Company, through a statutory business trust created and owned by the Company, issued approximately $6.7 million (including an overallotment of approximately $750 thousand that closed on January 14, 1999) of Trust Preferred Securities that will mature on December 10, 2028. The principal assets of the Trust are Debentures issued to the Company in an aggregate amount of $6.96 million, with an interest rate of 9.40% and a maturity date of December 10, 2028.

Stockholders' Equity

     Stockholders' equity was $16.4 million at September 30, 1999, or 8.07% of total assets, compared to $14.8 million, or 8.61% of total assets at December 31, 1998. At September 30, 1999, the Bank's Tier I (core) Capital ratio was 7.52%, its Tier I Risk-based Capital ratio was 8.75%, and its Total Risk-based Capital ratio was 10.00%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to year-to-date 1999 net income, less dividends declared and changes in the market value of securities available for sale, net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998

Overview

     Net income for the three months ended September 30, 1999 was $638 thousand or $0.15 per share diluted, compared to $589 thousand or $0.15 per share diluted for the same period in 1998. On a pre-tax basis, United Trust earned $406 thousand in 1999 versus $53 thousand in 1998, EPW's pre-tax operating profits (before deducting $207 thousand of costs associated with the cash payment in lieu of the issuance of revenue shares) increased to $82 thousand from $71 thousand during this period and the Bank's pre-tax profits increased to $885 thousand from $754 thousand during this same period.

Analysis of Net Interest Income

     Interest income for the three months ended September 30, 1999 was $3.8 million, compared to $3.3 million for the same period in 1998, a $0.5 million or 15.2% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of loans. Interest expense was $1.5 million for the three months ended September 30, 1999, compared to $1.4 million for the same period in 1998, a $0.1 million or 7.1% increase. This increase is primarily due to the interest expense associated with the issuance of the Trust Preferred Securities in December 1998.
                                      14

Provision for Loan Losses

     For the three months ended September 30, 1999, the provision for loan losses charged to expense was $205 thousand, compared to $90 thousand for the same period in 1998, an increase of $115 thousand or 127.8%. The increase in the provision was primarily due to the level of loans outstanding and nonperforming assets. The allowance of possible loan losses was $2.2 million at September 30, 1999. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Noninterest Income

     Noninterest income for the three months ended September 30, 1999 was $1.5 million compared to $1.1 million for the same period in 1998, an increase of $0.4 million or 36.4%. This increase was primarily due to increased revenues from EPW and United Trust whose combined revenues increased $472 thousand during this period. Included in this increase was an extraordinary fee of $350 thousand from a trust account for services provided in conjunction with the sale of a closely held company.

Noninterest Expense

     Total noninterest expense for the three months ended September 30, 1999 was $2.6 million, compared to $2.1 million for the same period in 1998, an increase of $0.5 million or 23.8%. This increase was due to increases in salary and benefits expense of $367 thousand (which includes $207 for the issuance of performance shares related to the acquisition of EPW), furniture and equipment expense of $13 thousand, data processing expense of $22 thousand, and other operating expense of $223 thousand, which includes $58 thousand in consulting expense, REO expense of $44 thousand and supplies expense of $18 thousand.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998

Overview

     Net income for the nine months ended September 30, 1999 was $1.6 million or $0.37 per share diluted, compared to $1.4 million or $0.36 per share diluted for the same period in 1998. On a pre-tax basis, United Trust earned $536 thousand in 1999 versus $95 thousand in 1998, EPW's pre-tax operating profits (before deducting $297 thousand of costs associated with the cash payment in lieu of the issuance of performance and revenue shares) increased to $250 thousand from $72 thousand during this period and the Bank's pre-tax profits increased to $2.6 million from $2.1 million during this same period.

Analysis of Net Interest Income

     Interest income for the nine months ended September 30, 1999 was $10.7 million, compared to $9.3 million for the same period in 1998, a $1.4 million or 15.1% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of loans. Interest expense was $4.2 million for the nine months ended September 30, 1999, compared to $3.9 million for the same period in 1998, a $0.3 million or 7.7% increase. This increase is primarily due to the interest expense associated with the issuance of the Trust Preferred Securities in December 1998.

Provision for Loan Losses

     For the nine months ended September 30, 1999, the provision for loan losses charged to expense was $610 thousand, compared to $340 thousand for the same period in 1998, an increase of $270 thousand or 79.4%. The increase in the provision was primarily due to the level of loans outstanding and nonperforming assets. The allowance of possible loan losses was $2.2 million at September 30, 1999. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Noninterest Income

     Noninterest income for the nine months ended September 30, 1999 was $3.8 million compared to $3.1 million for the same period in 1998, an increase of $0.7 million or 22.6%. This increase was primarily due to increased revenues from EPW and United Trust whose combined revenues increased $695 thousand during this period, including an extraordinary fee of $350 thousand for a trust account for services provided in conjunction with the sale of a closely held company and gains on the sale of SBA loans, which increased by $99 thousand.

Noninterest Expense

     Total noninterest expense for the nine months ended September 30, 1999 was $7.2 million, compared to $6.0 million for the same period in 1998, an increase of $1.2 million or 20.0%. This increase was due to increases in salaries and benefits expense of $668 thousand (including $297 thousand related to the cash payment in lieu of the issuance of performance shares in connection with the acquisition of EPW), increases in equipment expense of $56 thousand, data processing expense of $40 thousand, and other operating expenses of $444 thousand. Other operating expense includes $128 thousand in consulting expense, $77 thousand in REO expense, $44 thousand in postage and supplies expense and $33 thousand in software expense.

LIQUIDITY

     During the nine months ended September 30, 1999, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments and to purchase securities. At September 30, 1999, the Company had commitments to originate loans totaling $6.8 million. Management believes the Company has adequate resources to fund all its commitments. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment. As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 1999, the Bank had liquidity of approximately $26 million, or approximately 15% of total deposits.

     Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at September 30, 1999.

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

     In 1997, the Company began the process of evaluating its information technology for Year 2000 readiness. In April 1998, the Company adopted a formal, comprehensive Year 2000 Policy Statement designed to identify and address Year 2000 issues that might impact the Company (the "Year 2000 Plan"). The Company has completed the "Awareness," "Inventory," "Assessment," and "Testing/Validation" phases of its Year 2000 Plan, which are designed to appoint and train a group of employees to oversee and implement the Year 2000 Plan, to provide for the inventory of the software and hardware of the Company, and to provide further assessment of the nature and size of the Year 2000 issues that might affect the Company. The Company continues to oversee its internal efforts and the efforts of third parties to timely and properly address the Year 2000 issues that have been identified. Testing and validation phases of the Year 2000 Plan were completed by June 30, 1999. This validation process has also been audited by outside consultants.

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

     The Company has not incurred material testing, compliance or replacement costs relating to its Year 2000 investigation to date. The Company spent approximately $255,000 in 1998 and expects to spend $280,000 in 1999, of which approximately $250,000 has been incurred to date, towards technology related costs, including the updating of software and hardware systems to ensure Year 2000 compliance. The Company does not expect to incur additional material related testing, compliance or replacement costs in the future and does not believe that the potential non-compliance of its information and non-information technology systems and programs present a material risk to the Company's financial condition or results of operations. However, non-material costs may be incurred due to short-term disruptions resulting from Year 2000 compliance problems, testing and replacement costs.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        The following shares of United Financial common stock, par value $0.01 per share ("United Financial Common Stock"), were issued during the nine months ended September 30, 1999:

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

        On February 26, 1999 and August 31, 1999 an aggregate of 14,744 shares 40,950 shares, respectively, were issued to certain officers of United Trust pursuant to an incentive stock plan established in connection with the acquisition of Fiduciary Services Corporation ("FSC"). Under the plan, no additional cash or consideration was received by the Company pursuant to the issuance of such shares. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of the securities issued represented their intentions to acquire the securities for investment only and not with a view for resale or distribution and appropriate legends were affixed to the share certificates issued.

        The Company has used the proceeds from the December 1998 public offering as follows:

        In March 1999, the Company purchased a $250,000 equity position, or approximately 5 percent, in United Insurance Holdings, LC ("Insurance Holdings"). Insurance Holdings is the parent company of United Property Insurance and Casualty Company, Inc. The Company has the option to acquire, at its election, up to an aggregate of 20 percent of the common equity of Insurance Holdings, if and when bank holding company regulations permit such an investment. Additionally, the Company originally made a $1 million loan advance to Insurance Holdings with a maturity date of June 8, 1999. The loan was subsequently renewed for another 60 day term and a $0.5 million principal repayment was made in July. In August, the loan was again renewed for a 7 month term, at a balance of $0.5 million, and a one-time option to advance an additional $0.5 million. One director of the Company also serves as a director of Insurance Holdings.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
        None.

ITEM 5.  OTHER INFORMATION
        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    10.1 Reinstated provision of the Salary Continuation Plan dated August 24, 1999 by and between Neil W. Savage and United Financial

    27.1   Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the period ending September 30, 1999.

                UNITED FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

   Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               UNITED FINANCIAL HOLDINGS, INC.
                                               (Registrant)

Date:   November 12, 1999                        By:   /s/ NEIL W. SAVAGE
      ---------------------                           -------------------
                                                      Neil W. Savage
                                                      President and
                                                      Chief Executive Officer

Date:   November 12, 1999                        By:   /s/ C. PETER BARDIN
      ---------------------                           --------------------
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