Form 10KSB
period 1999-12-31
UNITED FINANCIAL HOLDINGS INC
filed 2000-03-24
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 005-55641

                         UNITED FINANCIAL HOLDINGS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
            FLORIDA                                             59-2156002
   (State or Other Jurisdiction of                            (IRS Employer
    Incorporation or Organization)                          Identification No.)
        333 THIRD AVENUE NORTH,
        SUITE 200                                               33701-3346
        ST. PETERSBURG, FLORIDA                                 (Zip Code)
   (Address of Principal Executive Offices)
                                 (727) 898-2265
                (Issuer's Telephone Number, Including Area Code)
                             ----------------------
      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                        Name of Each Exchange
         Title of each Class                             on Which Registered
         -------------------                            ---------------------
              None                                               None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Shares, par value $.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's gross revenues for its most recent fiscal year was $19,831,356.

The aggregate market value of the Common Stock of the issuer held by non-affiliates as of March 1, 2000, was approximately $16,146,417, as computed by reference to the closing price of the Common Stock as quoted on the Nasdaq National Market System on such date. As of March 1, 2000, there were 4,244,598 issued and outstanding Common Stock of the issuer.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of the issuer for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's 1999 fiscal year are incorporated by reference into Part III of this Form 10-KSB.

                         UNITED FINANCIAL HOLDINGS, INC.

                                   FORM 10-KSB

                       Fiscal Year Ended December 31, 1999


Item Number in
FORM 10-KSB                                                              Page
================================================================================
                                     PART I

 1.  Description of Business                                               3

 2.  Description of Property                                              21

 3.  Legal Proceedings                                                    22

 4.  Submission of Matters to a Vote of Security-Holders                  22

                                     PART II

 5.  Market for Common Equity and Related Stockholder Matters             22

 6.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                24

 7.  Consolidated Financial Statements                                    49

 8.  Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure                                             50

                                     PART III

 9.  Directors, Executive Officers, Promoters and Control Persons
                     Compliance with Section 16(a) of the Exchange Act    50

10.  Executive Compensation                                               50

11.  Security Ownership of Certain Beneficial
     Owners and Management                                                50

12.  Certain Relationships and Related Transactions                       50

13.  Exhibits and Reports on Form 8-K                                     50

                                      PART I
ITEM 1.  DESCRIPTION OF BUSINESS

General

      United Financial Holdings, Inc. (the "Company") is a registered bank holding company formed in 1982, the principal subsidiary of which is United Bank and Trust Company (the "Bank"), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida. The Bank was founded in 1979 and is a community-oriented, full service commercial bank with five branch offices serving the southern Pinellas County area of the State of Florida. The Bank provides a broad range of traditional banking services with emphasis on commercial loans and loans under the lending program of the U.S. Small Business Administration (the "SBA"). The Company's operations include three business segments: commercial banking, trust services, and investment advisory services, which constituted 84.6%, 15.3% and 0.1%, respectively, of the Company's 1999 pre-tax income before corporate overhead. At December 31, 1999, the Company had consolidated total assets of $209.5 million, net loans of $153.5 million, deposits of $175.1 million and stockholders' equity of $16.8 million.

      The Bank is a community-oriented full service, commercial bank and currently operating from five branch offices serving the southern Pinellas County area of the State of Florida. It offers consumer and commercial loans, ATM cards, credit cards, and a full range of deposit account types including demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit. Additionally, the Bank offers internet banking and a bill payment service. The primary focus of the Bank's commercial lending activities is on loans to small and medium sized businesses and professional firms. The Bank's commercial loans include loans secured by real estate or other assets, loans made under the SBA's lending program and secured and unsecured loans to small businesses. The Company believes the Bank is one of the largest originators, among similarly sized financial institutions, of SBA loans in the State of Florida (measured by dollar volume of loans originated).

      The Company's other operating subsidiaries are Eickhoff, Pieper, & Willoughby, Inc., an investment advisory firm registered under the Investment Advisers Act of 1940 ("EPW") headquartered in Tampa, Florida, with an office in Jacksonville, Florida, and United Trust Company, a Florida-chartered trust company ("United Trust") registered with the Florida Department of Banking and Finance and located in St. Petersburg, Florida. EPW offers investment management services to corporate, municipal and high net worth individual clients throughout the State of Florida. As of December 31, 1999, EPW had $334.9 million in assets under management. United Trust is a wholesale provider of data processing, administrative and accounting support and asset custody services to professionals holding assets in trust (primarily legal and accounting firms). United Trust also provides retail trust and investment management services to individual and corporate clients. As of December 31, 1999, United Trust had $317.7 million in assets under trust.

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

      In September 1995 the Company purchased FSC, a trust data processing and accounting service for professionals, and merged this entity into the Company. In January 1996, the Company acquired EPW. The Company formed United Trust during the fourth quarter of 1997 and effective December 31, 1997 transferred all of the Bank's trust assets to United Trust.

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

      As a result of this business strategy, the Company's total assets have increased from approximately $122.7 million at December 31, 1996 to $209.5 million at December 31, 1999. The Company's consolidated net revenues increased from $10.7 million for the year ended December 31, 1996 to $13.2 million for the year ended December 31, 1999. During this period of asset and revenue growth, the Company's net income increased from $1.5 million for the year ended December 31, 1996 to $2.3 million for the year ended December 31, 1999.

      The Company intends to continue selectively adding branches in its market area., and completed its purchase and opening of a new branch in April 1999. The Company has no current plans to add Bank branches outside of the Pinellas County market. The Company's current goal is to open one new branch each year. Accordingly, in the future, the Company may consider strategic expansion though the acquisition of other banks or bank branches or by de novo branching. Similar to the Company's previous efforts that resulted in it establishing United Trust and acquiring EPW, the Company may consider from time to time expansion opportunities into other business lines that might add to the Company's non-interest income and the acquisition or development of other businesses that the Company considers complementary to its existing business. For example, the Company recently completed the creation of a new property and casualty insurance company and made a minority investment in the company. From time to time, the

Company may commence similar exploratory efforts to evaluate the possibility of acquiring or establishing similar or additional lines of business.

Market Area

      Currently, the Bank has five offices located in southern Pinellas County, Florida, which is the Bank's primary market area. The population of Pinellas
County was estimated to be 899,000 on April 1, 1999 by the University of Florida's Bureau of Economic and Business Research. This compares with a population of 852,000 at the 1990 census and 729,000 at the 1980 census. Pinellas County has been a retirement and tourism destination for many years, and over 25% of its population is over 65 years of age, compared with a state-wide average of 18%.

      According to information published by the Florida Bankers Association, as of December 31, 1998, Pinellas County was the fourth largest county in Florida in terms of bank and thrift deposits, with total deposits of $13.3 billion, or 6.58% of the state's total deposits. There is a significant seasonal population increase during the months of November to April of each year; seasonal residents are not included in the cited population statistics. The Company believes that while the population of Pinellas County will continue to grow, the rate of growth is likely to be lower than the population growth rate of the State of Florida as a whole, and is likely to slow due to the nature of the market area. As a peninsula surrounded on the south, east and west by water, Pinellas County has limited room for future development. The local economy is dependent upon service industries, manufacturing, tourism, and medical facilities as its major sources of employment and commerce.

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

      Pinellas County is a highly competitive market for financial, trust and investment services. The Bank faces competition for deposits from other commercial banks, thrift institutions, money market funds and credit unions. Competition for loans of the types originated by the Bank is also strong. Management believes that Pinellas County is considered an attractive market by financial institutions seeking to obtain deposits, as evidenced by the 282 offices of commercial banks and thrift institutions existing in Pinellas County at December 31, 1999.

Operating Strategy

      Management believes that the consolidation of the banking industry and the emergence of large regional and national bank holding companies has created opportunities for locally-owned and operated financial institutions to effectively compete for customers who desire a level of personalized banking services that the large banking organizations may not be able to offer. The Bank was organized as a community financial institution owned and managed by people who are actively involved in the Bank's local market area and committed to the area's economic growth and development. With local ownership and management, the Company believes that the Bank can be more responsive to the banking needs of the community it serves and can tailor its services to meet its customers' needs rather than providing the standardized services that larger bank holding companies tend to offer.

      Local ownership and operation allows the Bank faster, more responsive and flexible decision-making which may not be available at the branch offices of the large bank holding companies that constitute the majority of the financial institution offices located in the Bank's market area.

      The principal business of the Bank is to attract deposits from the general public and to invest those funds in various types of loans and other interest-earning assets. The Bank's earnings depend primarily upon the difference between (i) the interest and fees received by the Bank from loans, the securities held in its investment portfolio and other investments; and (ii) expenses incurred by the Bank in connection with obtaining funds for lending (including interest paid on deposits and other borrowings) and expenses relating to day-to-day operations.

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

As of December 31, 1999, the scheduled maturities of deposits of $100,000 or more were as follows (dollars in thousands):

     Three months or less...................................  $  4,214
     Over three  through  six  months.......................     3,793
     Six through twelve months..............................     4,413
     Over twelve months.....................................     4,259
                                                              ---------
                                                              $ 16,679

      The Bank offers a full range of deposit services, including checking and other transaction accounts, savings accounts and time deposits. The following table sets forth the principal types of deposit accounts offered and the aggregate amounts of such accounts at December 31, 1999 (dollars in thousands):

                                         Weighted                     Percent
                                         Average                      of Total
                                         Interest Rate     Amount     Deposits
                                         -------------     --------   ----------
      Non-interest bearing..............    0.00%          $ 32,936     18.8%
      NOW and Money Market accounts.....    2.85             67,914     38.8
      Savings...........................    2.05              4,873      2.8
      Time deposits with original
         maturities of:
         One year or less...............    4.93             51,016     29.1
         Over 1 year through 5 years....    5.71             18,359     10.5
                                                           --------    ---------
           Total time deposits..........    5.20             69,375     39.6
                                                           --------    ---------
           Total deposits...............    3.13%          $175,098    100.0%
                                                           ========    =========

      At December 31, 1999, scheduled maturities of time deposits were as follows (dollars in thousands):

Period Ended December 31,                                  Percent of
                                          Time             Time
                                          Deposits         Deposits
                                          ----------       -----------
      2000..............................  $ 51,016            73.5%
      2001..............................    13,552            19.5
      2002..............................     3,447             5.0
      2003..............................       704             1.0
      2004..............................       656             1.0
                                          ----------       ------------

        Total time deposits.............  $ 69,375           100.0%
                                          ==========       ============

Lending Activities

      The primary source of income generated by the Bank is interest earned on loans held in the Bank's loan portfolio. The Bank's lending activities include commercial, real estate and consumer loans. During 1999, the Bank's net loans increased $37.0 million.

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

      The only loans sold by the Bank during 1999, 1998 and 1997 were SBA loans. When the Bank sells an SBA loan and retains the servicing of the loan, a servicing asset is recorded. The book value of such assets, which the Company believes approximates the fair value of such assets, at December 31, 1999, December 31, 1998, and December 31, 1997 was $408 thousand, $141 thousand, and $78 thousand, respectively. Amortization expense relating to such servicing assets of $25 thousand, $13 thousand and $2 thousand was recorded for 1999, 1998 and 1997, respectively. The Company periodically reviews these assets for impairment. No valuation for impairment of these assets was deemed necessary for the periods presented.

      At December 31, 1997, the Bank had $5.7 million of SBA loans, of which approximately 19.0% was guaranteed by the SBA. During 1997, the Bank sold guaranteed portions of its SBA loans totaling $3.7 million. At December 31, 1998, the Bank had $6.6 million of SBA loans, of which approximately 22.0% was guaranteed by the SBA. During 1998, the Bank sold guaranteed portions of its SBA loans totaling $2.9 million. At December 31, 1999, the Bank had $10.6 million of SBA loans, of which approximately 27.4% was guaranteed by the SBA. During 1999, the Bank sold guaranteed portions of its SBA loans totaling $8.1 million. The Bank recognized gains on the sale of SBA loans during 1997, 1998 and 1999 of $290 thousand, $239 thousand and $442 thousand, respectively, and had loan servicing fees on SBA loans during 1997, 1998 and 1999 of $164 thousand, $148 thousand and $166 thousand, respectively.

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

      The following tables set forth information concerning the loan portfolio, based on total dollars and percent of portfolio, by collateral type as of the dates indicated (dollars in thousands):

                                               At December 31,
                                        1999            1998            1997
                                      ---------       ---------       ---------
Real estate mortgage loans:
  Commercial real estate..............$ 82,622        $ 60,693        $ 44,547
  One-to-four family residential......   7,933           7,075           7,482
  Multifamily residential.............  13,603           6,673           5,485
  Construction and land development...   4,585           3,572           3,071
                                      ---------       ---------       ---------
    Total real estate mortgage loans.. 108,743          78,013          60,585

Commercial loans......................  41,358          34,904          30,536
Consumer loans........................   5,930           4,438           3,998
Other loans...........................     839           1,803           1,871
                                      ---------       ---------       ---------
  Gross loans......................... 156,870         119,158          96,990
Allowances for loan losses............  (2,341)         (1,984)         (1,648)
Unearned fees                           (1,032)           (628)           (521)
                                      ---------       ---------       ---------
Total loans net of allowance and
   unearned fees......................$153,497        $116,546        $ 94,821
                                      =========       =========       =========

                                               At December 31,
                                        1999            1998            1997
                                      ---------       ---------       ---------
Real estate mortgage loans:
  Commercial real estate..............  52.7%           50.9%           45.9%
  One-to-four family residential......   5.1             5.9             7.7
  Multifamily residential.............   8.7             5.6             5.7
  Construction and land development...   2.9             3.1             3.2
                                      ---------       ---------       ---------
    Total real estate mortgage loans..  69.4            65.5            62.5

Commercial loans......................  26.4            29.3            31.5
Consumer loans........................   3.7             3.7             4.1
Other Loans...........................   0.5             1.5             1.9
                                      ---------       ---------       ---------
  Gross loans......................... 100.0%          100.0%          100.0 %

     The following table sets forth the contractual amortization of real estate and commercial loans at December 31, 1999 and December 31, 1998. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The table also sets forth the dollar amount of loans scheduled to mature after one year, according to their interest rate characteristics (dollars in thousands):
                                 December 31, 1999         December 31, 1998
                                -------------------       -------------------
                                Real                      Real
                                Estate    Commercial      Estate      Commercial
Amounts due:

  One year or less............  $ 38,999  $  29,181      $  27,448    $ 24,751
  After one through 5 yrs.....     54,665     8,578         40,433       9,722
  More than five years........     15,079     3,599         10,132         431
                                --------- ---------      ----------   ---------
      Total...................  $ 108,743 $  41,358      $  78,013    $ 34,904
                                ========= =========      =========    ========

Interest rate terms on amounts
 due after one year:
  Adjustable..................  $  40,533 $     701      $  29,195    $  3,042
  Fixed.......................     29,208    11,476         21,370       7,111
                                --------- ---------      ---------    --------
      Total...................  $  69,741 $  12,177      $  50,565    $ 10,153
                                ========= =========      =========    ========

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

Credit Administration

      The loan approval process consists of a combination of individual and committee loan authority. Individual lending authority is based upon experience and is broken down into secured and unsecured requests. The Officers' Loan Committee (the "Officers' Loan Committee") is made up of commercial lenders and credit administration personnel. The Officers' Loan Committee currently has final approval on all unsecured credit for $50,000 to $1,000,000 and secured credits for $250,000 to $1,000,000. The General Loan Committee (the "General Loan Committee") is made up of four non-employee directors, the Chairman of the Board of Directors of the Company ("Board of Directors") and the President of the Bank. The General Loan Committee has final approval authority for all loans over $1,000,000 to the legal lending limit of the Bank, except for loans involving directors of the Company which must be approved by a vote of the full Board of Directors with the interested director not present during the loan discussion and vote.

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

      The loan portfolio is under continued review in order to monitor potential credit deterioration. Loans are graded at their inception by the loan officers. Credit administration reviews existing credits on an on-going basis. The Company also employs an independent third-party loan review company that reviews specific larger size credits on a quarterly basis. This quarterly review is presented to the General Loan Committee for its further review.

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

      The methodologies for assessing the appropriateness of the allowance consists of several key elements, which include: 1) the formula allowance; 2) review of the underlying collateral on specific loans; and 3) historical loan losses. The formula allowance is calculated by applying loss factors to outstanding loans and unused commitments, in each case based on the internal risk grade of those loans. Changes in risk grades of both performing and non-performing loans affect the amount of the formula allowance. On the larger criticized or classified credits, a review is conducted of the underlying collateral that secures each credit. A worse case scenario review is conducted on those loans to calculate the amount, if any, of potential loss. The historical loan loss method is a review of the last six years of actual losses. The loss percentage is calculated and applied to the current outstanding loans in total.

     Various conditions that would affect the loan portfolio are also evaluated. General economic and business conditions that affect the portfolio are reviewed, including: 1) credit quality trends, including trends in past due and non-performing loans; 2) collateral values in general; 3) loan volumes and concentration; 4) recent loss experience in particular segments of the portfolio; 5) duration and strength of the current business cycle; 6) bank regulatory examination results; and 7) findings of the external loan review process. Senior management and the Directors' General Loan Committee review these conditions quarterly. If any of these conditions presents a problem to the loan portfolio, an additional allocation may be recommended.

      The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):

                                                      At December 31,
                                                1999        1998       1997
                                              ---------   ---------  ---------
Allowance at beginning of period............. $  1,984    $  1,647   $  1,610
Charge-offs:
  Real estate loans..........................      144         195          -
  Commercial loans...........................      274         212         52
  Consumer loans.............................       42          19         39
                                              ---------- ----------  ---------
      Total charge-offs......................      460         426         91
Recoveries:
  Real estate loans..........................        -           -          -
  Commercial loans...........................       31           9         38
  Consumer loans.............................        1           2          -
                                              ---------- ----------  ---------
      Total recoveries.......................       32          11         38
Net charge-offs..............................      428         415         53
Provision for loan losses....................      785         752         90
                                              ---------- ----------  ---------
Allowance at end of period................... $  2,341   $   1,984   $  1,647
                                              ========== ==========  =========

      The following table presents information regarding the Company's total allowance for loan losses as well as its general allocation of such amount to the various loan categories based upon management's estimates (dollars in thousands):
                              Dec. 31, 1999    Dec. 31, 1998     Dec. 31, 1997
                            ---------------- ----------------- -----------------
Allowance Allocation               Percentage       Percentage       Percentage
                                   of Loan          of Loan          of Loan
                            Amount Portfolio Amount Portfolio Amount Portfolio
                            ------ --------- ------ --------- ------ ---------
Performing/not classified:
Commercial Loans..........  $  448     24%   $  485     27%   $  368     31%
Real Estate Loans.........   1,063     64       607     59       459     53
Consumer Loans............      78      7       121      7        92      9
                            ------  ------   ------  ------   ------  ------
Subtotal..................   1,589     95     1,213     93       919     93

Non-performing/ classified:
Marginal..................     112      3        29      3         2      5
Substandard...............     362      2       677      4       483      2
Doubtful..................       -      0        51      0         -      0
Loss......................       -      0         -      0         -      0
                            ------  ------   ------  ------   ------  ------
Subtotal..................     474      5       757      8       485      7
Unallocated...............     278      0        14      0       243      0
                            ------  ------   ------  ------   ------  ------
Total.....................  $2,341    100%   $1,984    100%   $1,647    100%
                            ======  ======   ======  ======   ======  ======

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

      The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):

                                                  At December 31,
                                           1999          1998           1997
                                       ------------  ------------   ------------
Real estate loans..................    $    1,462    $    2,820     $      374
Commercial loans...................           453         1,181             26
Consumer loans.....................             -             -              -
                                       ------------  ------------   ------------
   Total non-accrual loans.........         1,915         4,001            400
Other Real Estate..................         1,528         1,015              -
Accruing Loans 90 days past due               441           449            251
                                       ------------  ------------   ------------
   Total nonperforming assets......    $    3,884    $    5,465     $      651
                                       ============  ============   ============

      The amount of gross interest income that would have been earned on nonperforming loans was $43 thousand at December 31, 1999.

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

      There are approximately 282 branch offices of commercial banks and thrift institutions operating in Pinellas County. In order to compete effectively, the Bank seeks to differentiate its services from those offered by larger institutions, including the branch offices of large regional and national bank holding companies. The Bank seeks to provide banking products and services that are customized to its market area and target customers on a personalized basis, which management believes cannot be matched by many of the larger institutions that tend to offer many banking products and services on an impersonal basis.
Management believes that, as the banking industry has undergone further consolidation, the opportunity to attract customers seeking personalized service has been enhanced. The Bank seeks to tailor its products and services to its specific geographic market and targeted customers, and to thereby attract the business of professionals, entrepreneurs, and small to medium sized commercial businesses while continuing to provide exceptional banking services to all of its customers. The profitability of the Bank depends upon its ability to compete effectively in its market area. While management believes that the Bank's local ownership, community oriented operating philosophy and personalized service enhances the Bank's ability to compete in its market area, there can be no assurance that the Bank will be able to continue to compete effectively or that competitive factors will not have an adverse effect on the Bank's operating results or financial condition.

Employees

      At December 31, 1999, the Company had 87 full-time and 7 part-time employees, none of whom were represented by a union or subject to a collective bargaining agreement. The Company believes its relations with its employees to be good.

Supervision and Regulation

      The Company and the Bank are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referenced below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's business. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors and other customers rather than shareholders.

      Regulation of the Company. The Company is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHC Act"). As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

      The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank; or (iii) it may merge or consolidate with any other bank holding company. Similar federal statutes require bank holding companies and other companies to obtain the prior approval of the Office of Thrift Supervision ("OTS") before acquiring ownership or control of a federal savings association.

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

      Financial Services Modernization Legislation. On November 12, 1999 the President signed into law the Gramm-Leach-Bliley Act ("Act"), a sweeping piece of financial services reform legislation that for the first time will permit commercial banks to affiliate with investment banks and insurance companies through a holding company structure and will greatly expand the range of activities in which bank affiliates and subsidiaries may engage. The Act repeals key provisions of the Glass-Steagall Act of 1933 that have heretofore prohibited banks from affiliating with entities engaged principally in securities underwriting activities and overrides those state laws that prohibit affiliations of banks and insurance companies or either discriminate against or have a substantially adverse effect on banks selling insurance.

      The Act amends the BHC Act to authorize new "financial holding companies" ("FHCs"). Under the FHC provisions of the Act, a BHC can qualify to become an FHC if all of its bank and thrift subsidiaries are well capitalized and well managed and have a Community Reinvestment Act ("CRA") rating of "satisfactory" or better. Once a BHC become an FHC, it is permitted to conduct any securities, insurance and merchant banking activities, as well as any other activities that are "financial in nature" or incidental or complementary to a financial activity, such as developing financial software, hosting internet web sites relating to financial matters and operating a travel agency. Under the regulatory structure prescribed by the Act, the Federal Reserve will act as the "umbrella regulator" for the FHC, with each FHC subsidiary subject to supervision and regulation by its own functional regulator or agency.

      The Act also gives banks the option of conducting certain newly-permitted financial activities in a subsidiary rather than using an FHC. Banks that satisfy the well capitalized, well managed and CRA requirements applicable to FHCs will be able to establish "financial subsidiaries" that are permitted to conduct all financial activities as agency and some financial activities as principal such as securities underwriting. The main activities in which financial subsidiaries are prohibited from engaging are insurance underwriting, real estate development and, at least for the next five years, merchant banking.

      In addition to enabling banks and their holding companies to conduct a wide range of financial activities, the Act also contains a number of privacy requirements with which banks and other financial institutions must comply. Under the Act, all financial institutions must adopt a privacy policy and make its policy known to those who become new customers and provide annual disclosure of its policy to all of its customers. They must also give their customers the right to "opt out" whenever they want to disclose nonpublic customer information to non-affiliates. An exception to this opt out requirement is made where the third party is performing services on behalf of the financial institution or pursuant to a joint agreement. Financial institutions are also required to take such steps as are necessary to insure the security and confidentiality of customer records and information and to protect against unauthorized access to or use of such records or information.

      Regulation of the Bank. The Bank is organized as a Florida-chartered commercial bank and is regulated and supervised by the Florida Department of Banking and Finance (the "Department"). In addition, the Bank is regulated and supervised by the Federal Reserve, which serves as its primary federal regulator and, to a lesser extent, by the Federal Deposit Insurance Corporation ("FDIC") as the administrator of the fund that insures the Bank's deposits. Accordingly, the Department and the Federal Reserve conduct regular examinations of the Bank, reviewing the adequacy of the loan loss reserves, quality of loans and investments, propriety of management practices, compliance with laws and regulations, and other aspects of the Bank's operations. In addition to these regular examinations, the Bank must furnish to the Federal Reserve quarterly reports containing detailed financial statements and schedules. The capital ratios of the Bank at December 31, 1999 all exceed the current regulatory minimum guidelines for a "well capitalized" bank.

      Federal and Florida banking laws and regulations govern all areas of the operations of the Bank, including reserves, loans, mortgages, capital, issuances of securities, payment of dividends, and establishment of branches. As its primary federal regulator, the Federal Reserve has authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent the Bank from engaging in unsafe or unsound practices. The Bank is a member of the Bank Insurance Fund ("BIF") and, as such, deposits in the Bank are insured by the FDIC to the maximum extent permissible by law.

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

      Currently, the FICO assessment rate for BIF-assessable deposits is 0.013 percent (or 1.3 basis points) and the FICO assessment rate for SAIF assessable deposits is 0.0648 percent (or 6.48 basis points). In 1999, the Bank's total FICO payment obligation was $16,935, all of which was attributable to the BIF-assessable deposits. The Bank has no SAIF assessable deposits.

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

      The minimum guidelines for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital (i.e., 4% of risk-weighted assets) must comprise common stock, minority interests in the
                                      -18-
equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities. As of December 31, 1999 the Company's leverage ratio was 10.65%.

      The FDIC Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of the five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized", and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution that becomes "significantly undercapitalized" or "critically undercapitalized".

      The Federal Reserve has issued final regulations to implement the "prompt corrective action" provisions of the FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The Federal Reserve also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (iv) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. As of December 31, 1999, the Company met the criteria to be considered well capitalized, with Tier 1 and total capital equal to 12.9% and 14.15% of its respective total risk-weighted assets. While the Company's capital levels have been in excess of those required to be maintained by a "well capitalized" financial institution, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relative short period of time, making an additional capital infusion necessary.

      Dividends. As a Florida-chartered commercial bank, the Bank is subject to the laws of Florida as to the payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the dividend declared by a bank in any quarter or semiannual or annual period will exceed the sum of the bank's net profits for that period and its retained net profits for the preceding two years.

      Under Federal law, if, in the opinion of the federal banking regulator, a bank or thrift under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such regulator may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Prompt
Corrective Action regulations adopted by the federal banking agencies, a depository institution may not pay any dividend to its holding company if payment would cause it to become undercapitalized or if it already is undercapitalized.

      Federal Reserve System. The Federal Reserve regulations require banks to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations, effective November 30, 1999, generally require that reserves be maintained against aggregate transaction accounts as follows: (i) for accounts aggregating $44.3 million or less the reserve requirement is 3%; and (ii) for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10.0% against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. As of December 31, 1999, the Bank was in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the Department. These reserve requirements are subject to annual adjustments by the Federal Reserve and higher reserve requirements may be imposed in the future. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

      Liquidity. Under Florida banking regulations, the Bank is required to maintain a daily liquidity position equal to at least 15% of its total transaction accounts and 8% of its total nontransaction accounts, less those deposits of public funds for which security has been pledged as provided by law. The Bank may satisfy its liquidity requirements with cash on hand (including cash items in process of collection), deposits held with the Federal Reserve, demand deposits due from correspondent banks, Federal funds sold, interest-bearing deposits maturing in 31 days or less and the market value of certain unencumbered, rated, investment-grade securities and securities issued by Florida or any county, municipality or other political subdivision within the State. The Federal Reserve also reviews the Bank's liquidity position as part of its examination and imposes similar requirements on the Bank. Any Florida-chartered commercial bank that fails to comply with its liquidity requirements generally may not further diminish liquidity either by making any new loans (other than by discounting or purchasing bills of exchange payable at sight) or by paying dividends. At December 31, 1999, the Bank's net liquid assets exceeded the minimum amount required under the applicable Florida regulations.

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

      Future Legislation. Various legislation is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its bank and non-bank subsidiaries in substantial and unpredictable ways. There is no assurance that any legislation will be enacted and, if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of the Company.

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

ITEM 2.    DESCRIPTION OF PROPERTY

      The principal executive offices of the Company, the Bank and United Trust are located in an office building at 333 Third Avenue North, St. Petersburg, Florida 33701. This facility was renovated in 1997, is owned by the Company and has a total of five floors and approximately 47,400 square feet of usable space. The Company and its subsidiaries occupy a total of approximately 25,000 square feet on the first two floors and a portion of the third floor of the building. As of December 31, 1999, the balance of the building was leased to tenants. Adequate parking, lobby, safe deposit boxes, and drive-thru facilities are provided to customers of the Bank at this location.

      The Bank has additional branch locations at 5801 North 49th Street (North Office), 5601 North Park Street (Five Towns Office), 6500 Gulf Boulevard (St. Pete Beach Office), and 7490 Bryan Dairy Road (Bryan Dairy), all in Pinellas county Florida. Except for the Five Towns Office, these facilities are owned by the Company and offer both lobby and drive-thru banking facilities to the Bank's customers. The Five Towns Office is leased for a term expiring October 31, 2001, with four renewal options.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There  were  no  matters   submitted   to  a  vote  of  the   Company's
security-holders during the fourth quarter of its fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Shares are quoted on the Nasdaq SmallCap Market under the symbol UFHI. At the close of business on March 1, 2000, there were outstanding 4,244,598 Common Shares which were held by approximately 325 record and beneficial shareholders.

     The following table sets forth the high and low closing sales prices for the Common Shares as quoted by Nasdaq for the period indicated:

                                             High          Low
Year Ended December 31, 1998:
Fourth Quarter (from December 11, 1998)      $7.63        $7.25

Year Ended December 31, 1999:
First Quarter                                $7.75        $6.50
Second Quarter                               $7.50        $6.38
Third Quarter                                $7.25        $6.63
Fourth Quarter                               $7.19        $6.69

     Since 1995, the Company has declared and paid quarterly cash dividends on the Common Stock to record holders of the Common Stock at each calendar quarter end, payable on the last day of the following month. Starting in the first quarter of 1997, such dividends were paid at the rate of $0.03 1/3 per share of Common Stock until the third quarter of 1998, when a dividend of $0.04 per share was declared. These regular quarterly cash dividends were declared throughout 1999. The Company currently has no plans to modify the amount or timing of such dividends.

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

Use of Proceeds

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

     All of the gross proceeds received by UFH Capital from the offering of the Preferred Securities and certain other funds of UFH Capital were invested in an equivalent amount of the Company's 9.4% Junior Subordinated Debentures (the "Junior Subordinated Debentures") totaling $6,959,200, which were issued by the Company to UFH Capital. All of the Junior Subordinated Debentures were registered as part of the Registration Statement. In addition, a guarantee of the Company relating to the Preferred Securities was also registered as part of the Registration Statement. The Company's and UFH Capital's initial public offerings terminated on January 8, 1999, upon the exercise of the Underwriter's over-allotment option with respect to the Common Stock and the Preferred Securities.

     From December 10, 1998, through December 31, 1998, approximately $2.7 million of the estimated net offering proceeds of $9,528,446 were used by the Company to repay debt to the lender under the Company's senior credit facility and $1.5 million was contributed to the capital of the Bank.

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

     In April 1999, the Company purchased a $500,000 equity position, or approximately 2.2% of the outstanding capital stock, in Nexity Financial Corporation ("Nexity"). Nexity acquired an Alabama state chartered bank and intends to pursue an internet banking business strategy and ultimately raise additional capital in an initial public offering.

     The remaining net offering proceeds are on deposit in a non-interest bearing demand deposit account of the Company established with the Bank. The Bank in turn is using those funds to fund its assets, such as loans and overnight investments.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

Comparison of Balance Sheets at December 31, 1999 and December 31, 1998

Overview

      Total assets of the Company were $209.5 million at December 31, 1999, compared to $171.9 million at December 31, 1998, an increase of $37.6 million or 21.9%. This increase was primarily the result of the Company's internal growth of earning assets (primarily loans) funded by an increase in deposits.

Investment Securities

      Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $24.4 million at December 31, 1999, compared to $25.7 million at December 31, 1998, a decrease of $1.3 million or 5.1%. At December 31, 1999, the Company held certain securities totaling $9.9 million as available for sale. These securities have been recorded at market value.

Loans

      Total loans were $156.9 million at December 31, 1999, compared to $119.2 million at December 31, 1998, an increase of $37.7 million or 31.6%. For the same period, real estate mortgage loans increased by $30.7 million or 39.4%, commercial loans increased by $6.5 million or 18.6%, and all other loans including consumer loans increased by $0.5 million or 8.4%. Net loans were $153.5 million at December 31, 1999, compared to $116.5 million at December 31, 1998.

Asset Quality and Allowance for Loan Losses

      The allowance for loan losses amounted to $2.3 million at December 31, 1999, compared to $2.0 million at December 31, 1998, an increase of $0.3 million or 15.0%. During 1999, $460 thousand in loans were charged off, $785 thousand was added to the allowance for loan losses through a provision, which was accounted for as an expense, reducing net income, and $33 thousand was recovered from loans previously charged off.

Nonperforming Assets

      Nonperforming assets were $3.9 million at December 31, 1999, compared to $5.5 million at December 31, 1998. Nonperforming assets at December 31, 1999 consisted of nonperforming loans of $2.4 million and other real estate owned
(ORE) of $1.5 million. ORE owned consists of three properties, all of which have been listed for sale. Management believes that these properties are carried at values that are equal to their current market value.

Bank Premises and Equipment

      Bank premises and equipment were $9.6 million at December 31, 1999, compared to $9.3 million at December 31, 1998, an increase of $.3 million or 3.2%. This increase was primarily due to the acquisition of a new branch site and related equipment, less the depreciation of buildings and equipment and amortization of leasehold improvements

Deposits

      Total deposits were $175.1 million at December 31, 1999, compared to $139.1 million at December 31, 1998, an increase of $36.0 million or 25.9%. From December 31, 1998 to December 31, 1999, demand deposits increased $5.2 million, NOW and money market deposits increased $19.3 million, savings deposits increased $0.2 million, time deposits of $100 thousand or greater increased $5.2 million, and other time deposits increased $6.0 million.

Long-term Debt and Convertible Subordinated Debentures

      Long-term debt outstanding (excluding convertible subordinated debentures) was $0 at December 31, 1999, compared to $34 thousand at December 31, 1998, a decrease of $34 thousand. The decrease was due to the repayment of the debt of a subsidiary of the Company. In addition, $630 thousand in convertible subordinated debentures were outstanding during both periods.

Mandatory Redeemable Capital Securities of Subsidiary Trust

      In December 1998, the Company, through a statutory business trust created and owned by the Company, issued $6,749,600 (including an overallotment of $749,600 that closed on January 14, 1999) of 9.40% Cumulative Trust Preferred Securities that will mature on December 10, 2028. The principal assets of the statutory buiness trust are debentures issued to the Company in an aggregate amount of $6.96 million, with an interest rate of 9.40% and a maturity date of December 10, 2028. See Note D of the Consolidated Financial Statements for additional information.

Stockholders' Equity

      Stockholders' equity was $16.8 million at December 31, 1999, or 8.02% of total assets, compared to $14.8 million, or 8.61% of total assets at December 31, 1998. At December 31, 1999, the Bank's Tier I (core) Capital ratio was 7.16%, its Tier I Risk-based Capital ratio was 9.16%, and its Total Risk-based Capital ratio was 10.41%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to the Company's 1999 net income, less dividends declared.

Comparison of Results of Operations for the Years Ended December 31, 1999 and
1998

Overview

      Net income for the year ended December 31, 1999 was $2.3 million or $0.54 per share diluted, compared to $1.8 million or $0.46 per share diluted for the same period in 1998. On a pre-tax basis, United Trust earned $679 thousand in 1999 versus $176 thousand in 1998, EPW's pre-tax operating profits (before deducting $297 thousand of costs associated with the issuance of certain performance shares issued pursuant to the acquisition of EPW) increased to $302 thousand from $210 thousand during this period and the Bank's pre-tax profits increased to $3.8 million from $2.7 million during this same period.

Business Segment Information

      The Company's  operations  include  three  business  segments:  commercial banking, trust services (operated through United Trust) and investment management services (operated through EPW). The following are the results of operations for these three segments for the years ended December 31, 1999 and 1998 (dollars in thousands):

                                             Year Ended December 31, 1999
                                        Commercial United            Company
                                        Banking    Trust     EPW     Total
                                        ---------  -------  ------  ---------
Interest income.................        $  14,580  $   196  $    0  $  14,776
Interest expense................            5,264        0       0      5,264
                                        ---------  -------  ------  ---------
Net interest income.............            9,316      196       0      9,512
Loan loss provision.............              785        0       0        785
                                        ---------  -------  ------  ---------
Net interest income after
  loan loss provision...........            8,531      196       0      8,727
Noninterest income..............            2,001    1,630   1,593      5,224
General and Administrative
  ("G&A") expenses..............            6,760    1,108   1,588      9,456
Amortization of goodwill........               15       39       0         54
                                        ---------  -------  ------  ---------
Total noninterest expense.......            6,775    1,147   1,588      9,510
                                        ---------  -------  ------  ---------
Net income before taxes.........        $   3,757  $   679  $    5      4,441
                                        =========  ======== ======
Net corporate overhead expense..                                          786
Income tax expense..............                                        1,322
                                                                    ---------
Net income......................                                    $   2,333
                                                                    =========

                                           Year Ended December 31, 1998
                                        Commercial United            Company
                                        Banking    Trust     EPW     Total
                                        ---------  -------  ------   ---------
Interest income.................        $  12,561  $  171  $      0  $  12,732
Interest expense................            5,066       0         4      5,070
                                        ---------  ------   -------  ---------
Net interest income.............            7,495     171        (4)     7,662
Loan loss provision.............              752       0         0        752
                                        ---------  ------   -------  ---------
Net interest income after
  loan loss provision...........            6,743     171        (4)     6,910
Noninterest income..............            1,646     956     1,447      4,049
General and Administrative
  ("G&A") expenses..............            5,637     926     1,356      7,919
Amortization of goodwill........               15      25         1         41
                                        ---------  ------  --------  ---------
Total noninterest expense.......            5,652     951     1,357      7,960
                                        ---------  ------  --------  ---------
Net income before taxes.........        $   2,737  $  176  $     86      2,999
                                        =========  ======  ========
Net corporate overhead expense..                                           232
Income tax expense..............                                         1,010
                                                                     ---------
Net income......................                                     $   1,757
                                                                     =========

      Commercial Banking Activities. The Company's commercial banking activities are conducted through the Bank. Net interest income of the Bank for the year ended December 31, 1999 was $9.3 million, compared to $7.5 million for the same period in 1998, a $1.8 million or 24.0% increase. Based on the Company's analysis of its loan portfolio and loan loss reserve, the loan loss provision was increased to $785 thousand for 1999, compared to $752 thousand for 1998. Non-interest income for 1999 was $2.0 million, compared to $1.6 million for 1998, an increase of $0.4 million or 25.0%. Total non-interest expense was $6.8 million for 1999, compared to $5.7 million for 1998, a 19.3% increase. Net income before taxes was $3.8 million for 1999, compared to $2.7 million for 1998, a 40.7% increase.

      Trust Activities. United Trust reported net income before taxes of $679 thousand for the year ended December 31, 1999, compared to $176 thousand for
1998, an improvement of $503 thousand. This improvement includes an extraordinary fee of $350 thousand from a trust account for services provided in conjunction with the sale of a closely held company as well as an increase in the volume of trust accounts.

      Investment Advisory Activities. Net income before taxes for EPW was $5 thousand for the year ended December 31, 1999, compared to $86 thousand for the same period of 1998, an $81 thousand decrease. In 1999, expenses of $297 thousand were incurred due to the issuance of "performance shares" pursuant to the acquisition of EPW as compared to expenses of $124 thousand in 1998. Income before taxes without this expense would have been $302 thousand, an increase of $92 thousand over 1998. This increase would have been primarily due to an increase in the volume of assets under management by EPW, resulting in part from higher market values of the assets under management.

Analysis of Net Interest Income

      Net interest income for the year ended December 31, 1999 was $8.9 million, compared to $7.4 million for the same period in 1998, a $1.5 million or 20.3% increase. Interest income was $14.7 million for the year ended December 31, 1999, compared to $12.7 million for the same period in 1998, a $2.0 million or 15.7% increase. Interest expense was $5.8 million for the year ended December 31, 1999, compared to $5.3 million for the same period in 1998, a $0.5 million or 9.4% increase.

      The   following   tables   summarize   the   average   yields   earned  on
interest-earning   assets  and  the  average  rates  paid  on   interest-bearing
liabilities  for the  years  ended  December  31,  1999  and  1998  (dollars  in thousands):
                                                Year Ended December 31, 1999
                                             ----------------------------------
                                              Average                   Average
                                              Balance      Interest     Rate
                                             ---------     ---------    -------
Summary of average rates/
  interest earning assets:
Interest earning assets:
  Loans, net(1)......................        $ 133,243     $  12,784     9.59%
  Securities:
  Investment securities - taxable....           25,344         1,613     6.36
  Investment securities - non-taxable              854            43     7.99
  Federal funds sold.................            5,454           270     4.95
                                             ---------     ---------
  Total earning assets...............          164,895        14,710     8.94%
  Non-earning assets.................           26,534
                                             ---------
Total average assets.................        $ 191,429
                                             =========
Interest bearing liabilities:
  NOW & money market.................        $  57,058     $   1,628     2.85%
  Savings............................            5,230           107     2.05
  Time, $100,000 & over..............           13,437         7,004     5.21
  Time other.........................           50,911         2,527     4.96
  Convertible subordinated
    Debentures.......................              630            50     8.00
  Long-term debt.....................               11             1     9.09
  Trust preferred securities.........            6,750           633     9.40
  Other borrowings...................            7,296           193     2.65
                                             ---------     ---------
Total interest bearing liabilities...          141,323         5,839     4.13

Non-Interest bearing liabilities:
  Deposits...........................           31,779
  Other..............................            2,354
  Stockholders' equity...............           15,973
                                             ---------
  Total liabilities and stockholders'        $ 191,429
   Equity............................        =========
  Net interest & net interest spread.                      $   8,871     4.80%
                                                           =========     ====
  Net interest margin................                                    5.40%
(1)   Includes non-accrual loans.                                        ====

                                                Year Ended December 31, 1998
                                             ----------------------------------
                                              Average                   Average
                                              Balance      Interest     Rate
                                             ---------     ---------    -------
Summary of average rates/
  interest earning assets:
Interest earning assets:
  Loans, net(1)......................        $ 102,197     $  10,382     10.16%
  Securities:
  Investment securities - taxable....           26,325         1,714      6.51
  Investment securities - non-taxable              570            31      8.63
  Federal funds sold.................            9,821           532      5.42
                                             ---------     ---------
  Total earning assets...............          138,913        12,659      9.13%
  Non-earning assets.................           22,711
                                             ---------
Total average assets.................        $ 161,624
                                             =========
Interest bearing liabilities:
  NOW & money market.................        $  50,328     $   1,564      3.11%
  Savings............................            4,742            97      2.05
  Time, $100,000 & over..............            9,850           534      5.42
  Time other.........................           49,455         2,669      5.40
  Convertible subordinated
    Debentures.......................              630            50      8.00
  Long-term debt.....................            2,329           200      8.59
  Trust preferred securities.........              300            28      9.40
  Other borrowings...................            4,736           126      2.66
                                             ---------     ---------
Total interest bearing liabilities...          122,370         5,268      4.30

Non-Interest bearing liabilities:
  Deposits...........................           25,276
  Other..............................            2,152
  Stockholders' equity...............           11,826
                                             ---------
  Total liabilities and stockholders'        $ 161,624
   Equity............................        =========
  Net interest & net interest spread.        $   7,391                    4.82%
                                             =========                    ====
  Net interest margin................                                     5.33%
(1)   Includes non-accrual loans.                                         ====

      The following table reflects the change in net interest income due to changes in the volume and rate of the Company's assets and liabilities for the twelve month period ended December 31, 1999:

                                                      Increase (Decrease)
                                          --------------------------------------
Changes in net interest income                              Combination
   (dollars in thousands)                                   Rate/
                                           Volume    Rate   Volume     Total
                                          -------  ------  -------     --------
Interest earning assets:
  Loans, net...........................   $ 3,154   $(577)  $(175)     $  2,402
  Securities:
  Investment securities - taxable......       (64)    (38)      1          (101)
  Investment securities - non-taxable..        25      (4)     (9)           12
  Federal funds sold...................      (237)    (45)     20          (262)
                                          -------   -----   ------     --------
Total change in interest income........     2,878    (664)   (163)        2,051

Interest bearing liabilities:
  NOW & money market...................       209    (128)    (17)           64
  Savings..............................        10       -       -            10
  Time, $100,000 & over................       194     (21)     (7)          166
  Time other...........................        79    (214)     (7)         (142)
  Convertible subordinated debentures..         -       -       -             -
  Long-term debt.......................      (199)     12     (12)         (199)
  Trust preferred securities...........       606       -      (1)          605
  Other borrowings.....................        68      (1)      -            67
                                          -------   -----   ------     --------
Total change in interest expense.......       967    (352)    (44)          571
                                          -------   -----   ------     --------
Increase (decrease) in net interest
  income...............................   $ 1,911   $(312)  $(119)     $  1,480
                                          =======   =====   ======     ========

Noninterest Income

      Noninterest income for the year ended December 31, 1999 was $5.1 million compared to $4.1 million for the same period in 1998, an increase of $1.0 million or 24.4%. This increase was primarily due to increased revenues from EPW and United Trust whose combined revenues increased $821 thousand during this period and include an extraordinary fee of $350 thousand from a trust account for services provided in conjunction with the sale of a closely held company. Gain on sale of loans increased $203 thousand from the prior year.

      The following table indicates the components of noninterest income for the years ended December 31, 1999 and 1998 (dollars in thousands):

                                               For the Years Ended December 31,
                                               ---------------------------------
                                                                     Increase/
                                                  1999      1998    (Decrease)
                                                --------  --------   --------
Service charges on deposit accounts.........    $   797   $   707    $    90
Trust and investment management income......      3,176     2,355        821
Other service charges, fees, and income.....        363       415        (52)
Loan servicing fees.........................        166       148         18
Net trading account profit..................         42        87        (45)
Income on cash value life insurance.........        135       137         (2)
Gain on sale of SBA loans...................        442       239        203
                                                --------  --------   ---------

Total noninterest income....................    $ 5,121   $ 4,088    $ 1,033
                                                ========  ========   =========

Noninterest Expense

      Total noninterest expense for the year ended December 31, 1999 was $9.6 million, compared to $8.0 million for the same period in 1998, an increase of $1.6 million or 20.0%.

      The following table reflects the components of noninterest expense for the years ended December 31, 1999 and 1998 (dollars in thousands):

                                         For the Years Ended
                                            December 31,
                                                              Increase/
                                           1999      1998    (Decrease)
                                         --------  --------  ----------
Salaries and employee benefits........   $ 5,361   $ 4,631   $   730
Occupancy expense.....................       520       522        (2)
Furniture and equipment expense.......       607       512        95
Data processing expense...............       487       437        50
Legal and professional fees...........       175       121        54
Amortization of intangible assets.....        85        79         6
Advertising...........................       352       302        50
Telephone expense.....................       185       171        14
Stationery and supplies...............       177       137        40
Directors fees........................       191       191         -
Postage expense.......................       112        90        22
Consulting fees.......................       275        41       234
Other operating expenses..............     1,025       725       300
                                         --------  --------  -----------

Total noninterest expense.............   $ 9,552   $ 7,959   $ 1,593
                                         ========  ========  ===========

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

Loans

      Total loans were $119.2 million at December 31, 1998, compared to $97.0 million at December 31, 1997, an increase of $22.2 million or 22.9%. For the same period, real estate mortgage loans increased by $17.4 million or 28.7%, commercial loans increased by $4.4 million or 14.3%, and all other loans including consumer loans increased by $0.3 million or 5.1%. Net loans were $116.5 million at December 31, 1998, compared to $94.8 million at December 31, 1997.

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

Nonperforming Assets

      Nonperforming assets were $5.5 million at December 31, 1998, compared to $.7 million at December 31, 1997. Nonperforming assets at December 31, 1998 consisted of nonperforming loans of $4.0 million and ORE owned of $1.0 million. A nonperforming loan in the amount of $1.3 million is being paid on a monthly basis on a pre-judgment stipulation and interest and principal are being recorded on a cash basis as received. ORE owned consisted of one property which has been listed for sale. Management believes that this property is carried at a value that is equal to its current market value.

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

                                             Year Ended December 31,
                                                       1998
                                       Commercial United          Company
                                         Banking   Trust    EPW    Total
                                       --------  ------  -------  --------
Interest Income.....................   $ 12,561  $  171  $    0   $ 12,732
Interest Expense....................      5,066       0       4      5,070
                                       --------  ------  -------  --------
Net Interest Income.................      7,495     171      (4)     7,662
Loan Loss Provision.................        752       0       0        752
                                       --------  ------  -------  --------
Net Interest Income after loan loss       6,743     171      (4)     6,910
  Provision.........................
Noninterest Income..................      1,646     956   1,447      4,049
General and Administrative ("G&A")        5,637     926   1,356      7,919
  Expenses..........................
Other noninterest expense...........          0       0       0          0
Amortization of goodwill............         15      25       1         41
                                       --------  ------  ------  ---------
Total noninterest expense...........      5,652     951   1,357      7,960
                                       --------  ------  ------  ---------
Net Income before taxes.............   $  2,737  $   176 $   86      2,999
                                       ========  ======= ======
Net Corporate Overhead expense......                                   232
Income tax expense..................                                 1,010
                                                                 ---------
Net income..........................                             $   1,757
                                                                 =========

                                          Year Ended December 31, 1997
                                       Commercial United         Company
                                         Banking   Trust    EPW   Total
                                       --------  ------  ------  --------
Interest Income.....................   $ 10,785  $    0  $    0  $ 10,785
Interest Expense....................      3,970       0       5     3,975
                                       --------  ------  ------  --------
Net Interest Income.................      6,815       0      (5)    6,810
Loan Loss Provision.................         90       0       0        90
                                       --------  ------  ------  --------
Net Interest Income after loan loss       6,725       0      (5)    6,720
  Provision.........................
Noninterest Income..................      1,286     765   1,238     3,289
General and Administrative ("G&A")        5,124     852   1,084     7,060
  Expenses..........................
Other noninterest expense...........        384       9       0       393
Amortization of goodwill............         15      18       0        33
                                       --------  ------  ------  --------
Total noninterest expense...........      5,523     879    1,084    7,486
                                       --------  ------  ------  --------
Net Income before taxes.............   $  2,488  $ (114) $   149    2,523
                                       ========  ======= ======= ========
Net Corporate Overhead expense......                                  253
Income tax expense..................                                  860
                                                                 --------
Net income..........................                             $  1,410
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

     The Bank's net income before taxes in 1997 included several non-recurring noninterest expenses. In 1997, the Bank took a one-time write-down of $255 thousand in the value of a security held in portfolio and $129 thousand from the write-off of leasehold improvements in a facility that was abandoned. Other increases in general and administrative expenses were substantially due to the full year impact from a new branch which was opened in September 1996, expenses associated with moving into the new headquarters building, and additional employees hired for accounting and credit administration functions and other support operations.

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

     The   following   table   summarizes   the   average   yields   earned   on
interest-earning   assets  and  the  average  rates  paid  on   interest-bearing
liabilities  for the  years  ended  December  31,  1998  and  1997  (dollars  in thousands):
                                               Year Ended December 31, 1998
                                              Average                   Average
Summary of average rates/                     Balance      Interest     Rate
   interest earning assets:                  ---------     ---------    -------
Interest earning assets:
  Loans, net(1)......................        $ 102,197     $  10,382    10.16%
  Securities:
  Investment securities - taxable....           26,325         1,714     6.51
  Investment securities - non-taxable              570            31     8.63
  Federal funds sold.................            9,821           532     5.42
                                             ---------     ---------
  Total earning assets...............          138,913        12,659     9.13%
  Non-earning assets.................           22,711
                                             ---------
Total average assets.................        $ 161,624
                                             =========
Interest bearing liabilities:
  NOW & money market.................        $  50,328     $   1,564     3.11%
  Savings............................            4,742            97     2.05%
  Time, $100,000 & over..............            9,850           534     5.42
  Time other.........................           49,455         2,669     5.40
  Convertible subordinated
  Debentures.........................              630            50     8.00
  Long-term debt.....................            2,329           200     8.59
  Other borrowings...................            5,036           154     3.06
                                             ---------     ---------
Total interest bearing liabilities...          122,370         5,268     4.30
Non-Interest bearing liabilities:
  Deposits...........................           25,276
  Other..............................            2,152
  Stockholders' equity...............           11,826
                                             ---------
  Total liabilities and stockholders'        $ 161,624
   equity............................        =========
  Net interest & net interest spread.                   $    7,391       4.82%
                                                        ==========       ====
  Net interest margin................                                    5.33%
(1)   Includes non-accrual loans.                                        ====

                                                Year Ended December 31, 1997
                                              Average                   Average
                                              Balance      Interest     Rate
                                             ---------     ---------    -------
Summary of average rates/
   interest earning assets:
Interest earning assets:
  Loans, net(1)......................        $  83,614     $  8,961     10.72%
  Securities:
  Investment securities - taxable....           22,995        1,508      6.56
  Investment securities - non-taxable              494           29      9.09
  Federal funds sold.................            5,447          295      5.42
                                             ---------     --------
  Total earning assets...............          112,550       10,793      9.60%
  Non-earning assets.................           18,230
                                             ---------
Total average assets.................        $ 130,780
                                             =========

Interest bearing liabilities:
  NOW & money market.................        $  30,692     $    795      2.59%
  Savings............................            4,774           97      2.02
  Time, $100,000 & over..............            7,518          419      5.57
  Time other.........................           47,445        2,604      5.49
  Convertible subordinated
  Debentures.........................              630           50      8.00
  Long-term debt.....................            1,037           80      7.73
  Other borrowings...................            2,638           56      2.13
                                             ---------     --------
Total interest bearing liabilities...           94,734        4,101      4.33

Non-Interest bearing liabilities:
  Deposits...........................           24,774
  Other..............................            1,380
  Stockholders' equity...............            9,892
                                             ---------
  Total liabilities and stockholders'        $ 130,780
  equity.............................        =========
  Net interest & net interest spread.                      $  6,692      5.27%
                                                           ========      ====
  Net interest margin................                                    5.96%
                                                                         ====

(1)   Includes non-accrual loans.

     The following table reflects the change in net interest income due to changes in the volume and rate of the Company's assets and liabilities for the twelve month period ended December 31, 1998:
                                                      Increase (Decrease)
                                          --------------------------------------
Changes in net interest income                              Combination
   (dollars in thousands)                                   Rate/
                                           Volume    Rate   Volume     Total
                                          -------  ------  -------     --------
Interest earning assets:
  Loans, net...........................   $ 1,992  $ (467) $  (104)    $ 1,421
  Securities:
  Investment securities - taxable......       218     (11)      (2)        206
  Investment securities - non-taxable..         7      (2)      (3)          2
  Federal funds sold...................       237       -        -         237
                                          -------  ------  -------     --------
Total change in interest income........     2,454    (480)    (108)      1,866

Interest bearing liabilities:
  NOW & money market...................       509     159      102         769
  Savings..............................        (1)      1       (1)          -
  Time, $100,000 & over................       130     (11)      (4)        115
  Time other...........................       110     (43)      (2)         65
  Convertible subordinated debentures..         -       -        -           -
  Long-term debt.......................       100      (9)      11         120
  Other borrowings.....................        51      24       22          98
                                          -------  ------  -------     --------
Total change in interest expense.......       899     139      129       1,167
                                          -------  ------  -------     --------
Increase (decrease) in net
  interest income......................   $ 1,555  $ (619) $  (237)    $   699
                                          =======  ======  =======     =======

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

     The following table indicates the components of noninterest income for the years ended December 31, 1998 and 1997 (dollars in thousands):
                                               For the Years Ended December 31,
                                                                     Increase/
                                                1998       1997      (Decrease)
                                              --------   --------    ---------
Service charges on deposit accounts......     $    707   $    675    $      32
Trust and investment management income...        2,355      1,886          469
Other service charges, fees, and income..          415        225          190
Loan servicing fees......................          148        164          (16)
Net trading account profit...............           87          -           87
Income on cash value life insurance......          137          -          137
Gain on sale of SBA loans................          239        290          (51)
                                              --------   --------    ----------
Total noninterest income.................     $  4,088   $  3,240    $     848
                                              ========   ========    =========

Noninterest Expense

     Total noninterest expense for the year ended December 31, 1998 was $8.0 million, compared to $7.6 million for the same period in 1997, an increase of $0.4 million or 5.3%.

     The following table reflects the components of noninterest expense for the years ended December 31, 1998 and 1997 (dollars in thousands):

                                              For the Years Ended December 31,
                                                                      Increase/
                                                1998       1997      (Decrease)
                                             ---------   --------    ----------
Salaries and employee benefits...........     $  4,631   $  4,048    $     583
Occupancy expense........................          522        514            8
Furniture and equipment expense..........          512        494           18
Data processing expense..................          437        418           19
Legal and professional fees..............          121        177          (56)
Amortization of intangible assets........           79         67           12
Advertising..............................          302        265           37
Relocation expense.......................            -        138        (138)
Stationery and supplies..................          137        151         (14)
Directors fees...........................          191        199          (8)
Securities write-down....................            -        255        (255)
Other operating expenses.................        1,027        846          181
                                              --------   --------     ---------
Total noninterest expense................     $  7,959   $  7,572     $    387
                                              ========   ========     =========

 Liquidity and Asset/Liability Management

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

     FHLB borrowings, known as "advances", are secured by the Bank's mortgage loan portfolio, and the terms and rates charged for FHLB advances vary in response to general economic conditions. As a shareholder of the FHLB, the Bank is authorized to apply for advances from this bank. A wide variety of borrowing plans are offered by the FHLB, each with its own maturity and interest rate. The FHLB will consider various factors, including an institution's regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. As of December 31, 1999, the Company had no FHLB advances outstanding.

     A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as determined by the rules of the Department, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. The Company complies with applicable liquidity reserve requirements. As of December 31, 1999, the Bank had liquidity of approximately $22.8 million or approximately 12.2% of total deposits combined with borrowings. The Company's primary sources of funds consist of principal payments on loans and investment securities, proceeds from sales and maturities of securities available for sale and net increases in deposits. The Company uses its funds principally to purchase investment securities and fund existing and continuing loan commitments. At December 31, 1999, the Company had commitments to originate loans totaling $26.0 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 1999 total $51.0 million as of December 31, 1999. Management believes the Company has adequate resources to fund all its commitments, and, if so desired, that it can adjust the rates on certificates of deposit to retain deposits in a changing interest-rate environment.

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

      The cumulative one-year gap at December 31, 1999 was a negative $33.9 million or a negative 16.2% (expressed as a percentage of total assets). The exclusion of approximately $1.9 million of non-accrual loans increased the negative gap by approximately 1%. The Company performs an income simulation analysis to measure net interest income volatility when the portfolio is subjected to a 200 basis point interest rate shock. Based on the results of this simulation and the current interest rate environment (taking into account competitive pricing and generally increasing interest rates), the Company believes that its gap position as of December 31, 1999 was appropriate, and currently anticipates that a similar negative gap position will continue in the subsequent one year time period.

      The following table presents the maturities or repricing of interest-earning assets and interest-bearing liabilities at December 31, 1999. The balances shown have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed-rate loans are shown in the periods in which they are scheduled to be repaid according to contractual amortization and, where appropriate, prepayment assumptions based on the coupon rates in the portfolio have been used to adjust the repayment amounts. Repricing of time deposits is based on their scheduled maturities.

                          Interest Sensitivity Analysis
                             (dollars in thousands)

                                       0 to 3     4 to 6      7 to 12
                                       Months     Months      Months
                                    ---------  ----------  ----------
Assets:
  Federal funds sold..............  $   2,971  $        0  $       0
  Securities......................      1,957         720        556
  Loans:(1)
    Fixed.........................      9,751       2,675      7,337
    Variable......................     33,514      16,146      4,153
                                    ---------  ----------  ---------
Total rate sensitive assets.......  $  48,139  $   19,541  $  12,046
                                    =========  ==========  =========
Liabilities:
  Interest demand.................  $  49,992  $        0  $       0
  Savings.........................      4,873           0          0
  Time deposits...................     17,368      15,592     18,056
  Other borrowings................      7,713           0          0
  Long term debt..................          0           0          0
                                    ---------  ----------  ---------
Total rate sensitive liabilities..  $  79,946  $    15,592 $  18,056
                                    =========  =========== =========
Dollar gap........................  $ (31,807) $    3,949  $  (6,010)
Cumulative dollar gap.............  $ (31,807) $  (27,858) $ (33,868)
Cumulative gap/total assets(2)....    (15.18)%    (13.30)%   (16.17)%
--------------------------------------------------------------------------------
Interest Sensitivity Analysis Table Continued...         Non-Rate
                                                         Sensitive
                                     13 to 60     60+    Assets/
                                      Months    Months   Liabilities   Total
                                    ---------  --------- ----------- ---------
Assets:
  Federal funds sold..............  $       0  $       0       N/A   $   2,917
  Securities......................     19,495      1,819       N/A      24,547
  Loans:(1)
    Fixed.........................     26,991     11,207       N/A      57,961
    Variable......................     41,347      1,878       N/A      97,038
                                    ---------  ---------  ---------  ---------
Total rate sensitive assets.......  $  87,833  $  14,904       N/A   $ 182,463
                                    =========  =========  =========  =========
Liabilities:
  Interest demand.................  $       0  $       0  $  17,922  $  67,914
  Savings.........................          0          0          0      4,873
  Time deposits...................     18,359          0          0     69,375
  Other borrowings................          0          0          0      7,713
  Long term debt..................        630          0          0        630
                                    ---------  ---------  ---------  ---------
Total rate sensitive liabilities..  $  18,989  $       0  $  17,922  $ 150,505
                                    =========  =========  =========  =========
Dollar gap........................  $  68,844  $  14,904  $ (17,922) $  31,958
Cumulative dollar gap.............  $  34,976  $  49,880  $  31,958  $  31,958
Cumulative gap/total assets(2)....      16.70%     23.81%     15.26%     15.26%
-------------------
(1)   Excludes nonaccrual loans of approximately $1.9 million.
(2)   Calculated based on total assets of $209,481.

The following tables presents various operating ratios at the period ended or for the period ended:

                                                   December 31,
                                          1999           1998           1997
                                          -----          -----         ------
Return on average assets............       1.22%          1.09%         1.08%
Return on average equity............      14.61%         14.86%        14.25%
Equity to total assets..............       8.03%          8.59%         7.56%
Dividend Payout.....................      28.46%         30.51%        33.65%
Net interest margin.................       5.40%          5.33%         5.95%


      The following table summarizes the Company's securities by maturity and weighted average yields at December 31, 1999. Yields on tax exempt securities are stated at their nominal rates and have not been adjusted for tax rate differences. Refer to Note G - Securities in the Company's Consolidated Financial Statements for additional information regarding the Securities portfolio.
                                           After One Year But  After 5 Years But
                                           ------------------  -----------------
                        Within One Year    Within 5 Years      Within 10 Years
                        Carrying Average   Carrying  Average   Carrying  Average
                        Value    Yield     Value     Yield     Value     Yield
                        -------  ------    -------   ------    -------   -------
At December 31, 1999:
Securities held to maturity:
    U.S. Treasury securities and
    obligations of U.S. government
    corporations and
    agencies            $   132   7.10%    $ 7,406    6.13%    $ 2,000     6.73%
Obligations of State
    and political
    Subdivisions            135   5.75%        375    6.95%        794     6.21%
Corporate obligations       500   7.61%          0    0.00%          0     0.00%
Other                       100   5.75%          0    0.00%          0     0.00%
                        -------  ------    -------   ------    -------   -------
                        $   867   7.03%    $ 7,781    6.17%    $ 2,794     6.58%
Mortgage Backed Securities
                        =======  ======    =======   ======    =======   =======
Total                   $   867   7.03%    $ 7,781    6.17%    $ 2,794     6.58%
                        =======  ======    =======   ======    =======   =======
At December 31, 1999:
Securities available for sale:
    U.S. Treasury securities and
    obligations of U.S. government
    corporations and
    agencies            $ 1,502   6.06%    $ 1,597    6.58%    $ 1,421     6.63%
Obligations of State
    and political
    Subdivisions              0   0.00%        347    7.20%      1,362     6.26%
                        -------  ------    -------   ------    -------   -------
                        $ 1,502   6.06%    $ 1,944    6.69%    $ 2,783     6.45%
Mortgage Backed Securities:
Equity Securities
                        -------  ------    -------   ------    -------   -------
Total                   $ 1,502   6.06%    $ 1,944    6.69%    $ 2,783     6.45%
                        =======  ======    =======   ======    =======   =======

Continued..........
                        After 10 Years         Total
                        Carrying  Average Carrying  Average
                        Value    Yield     Value     Yield
                        -------  ------    -------   ------
At December 31, 1999:
Securities held to
maturity:
    U.S. Treasury
    securities and
    obligations of U.S.
    government
    corporations and
    agencies            $   573   6.53%  $  10,111    6.29%
Obligations of State
    and political
    Subdivisions            522   4.62%      1,826    5.87%
Corporate obligations         0   0.00%        500    7.61%
Other                         0   0.00%        100    5.75%
                        -------  ------    -------   ------
                        $ 1,095   4.62%    $12,537    6.27%
Mortgage Backed                              2,004    7.49%
Securities
                        =======  ======    =======   ======
Total                   $ 1,095   4.62%    $14,541    6.45%
                        =======  ======    =======   ======

At December 31, 1999:
Securities available for
sale:
    U.S. Treasury
    securities and
    obligations of U.S.
    government
    corporations and
    agencies            $   776   6.64%    $ 5,296    6.46%
Obligations of State
    and political
    Subdivisions              0   0.00%      1,709    6.45%
                        -------  ------    -------   ------
                        $   776   6.64%    $ 7,005    6.46%
Mortgage Backed                              1,136    6.71%
Securities
Equity Securities                            1,783    2.48%
                        -------  ------    -------   ------
Total                   $   776   6.64%    $ 9,924    5.77%
                        =======  ======    =======   ======


YEAR 2000 CONSIDERATIONS

      During the past year, many businesses, including financial institutions such as the Company, faced potentially serious issues associated with the inability of certain existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. The "Year 2000" problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may not properly recognize a year that begins with "20" instead of "19." Additionally, many computer programs that can only distinguish the final two digits of the year may read entries for the year 2000 as the year 1900. For example, computer systems may compute payment, interest, delinquency or other figures important to the operations of financial institutions based on the wrong date. If not corrected, many computer applications, including those owned by the Company and third parties with which the Company does business, could fail or create erroneous results, thereby potentially impacting the operations and financial performance of the Company.

      In 1997, the Company began the process of evaluating its information technology for Year 2000 readiness. In April 1998, the Company adopted a formal, comprehensive Year 2000 Policy Statement designed to identify and address Year 2000 issues that might impact the Company (the "Year 2000 Plan"). In 1998 and 1999 the Company completed the "Awareness," "Inventory," "Assessment," and "Testing/Validation" phases of its Year 2000 Plan, which are designed to appoint and train a group of employees to oversee and implement the Year 2000 Plan, to provide for the inventory of the software and hardware of the Company, and to provide further assessment of the nature and size of the Year 2000 issues that might affect the Company. The Company continues to oversee its internal efforts and the efforts of third parties to timely and properly address the Year 2000 issues that have been identified. Testing and validation of the actions that have been taken thus far were completed by June 30, 1999. This validation process has also been audited by outside consultants.

      The Company outsources its principal data processing activities to a third party and purchases most of its software applications from third party vendors. Additionally, the Company outsources its trust business data processing and custodial management activities to a third party. Each of the two foregoing data processing servicers has represented to the Company that it has completed its Year 2000 testing. The Company has received and reviewed the third party proxy test results which support their claims. Also the Company has completed all testing and validating of its own systems. Based on these efforts to date, the Company believes that its vendors and significant customers are actively addressing the problems associated with the Year 2000 issue and that the Company will be prepared to respond to Year 2000 problems as they arise. The Company will continue to refine the contingency plans to address the most reasonably likely worst case scenarios relating to the Year 2000 problem throughout 2000. Although the Company's Year 2000 efforts are ongoing and will continue throughout the Year 2000, there can be no assurance that the Company will be prepared to timely respond to all year 2000 issues that may arise.

      The Company has attempted to identify potential Year 2000 problems stemming from non-information technology systems, such as microcontrollers used to operate security systems and elevators and embedded systems in its buildings and equipment and other infrastructure, and establishing a program for testing these systems for Year 2000 compliance. To date, the Company has not encountered any substantial Year 2000 problems with respect to such non-information technology systems, and believes the cost to remedy any such problems will not be material.

      To date, the Company has not incurred material testing, compliance or replacement costs relating to its Year 2000 investigation to date. The Company incurred costs of approximately $255,000 in 1998 and $289,000 in 1999 towards technology related costs, including the updating of software and hardware systems to ensure Year 2000 compliance. The Company does not expect to incur additional material related testing, compliance or replacement costs in the future and does not believe that the potential non-compliance of its information and non-information technology systems and programs present a material risk to the Company's financial condition or results of operations.

      Although to date, the Company has not experienced significant Year 2000 issues, there can be no assurance that Year 2000 related issues will not arise in the future and that the Company not be adversely affected by the failure of third party vendors or significant customers to become Year 2000 compliant. Although the Company is taking steps to identify and address Year 2000 problems, if unexpected or unresolved Year 2000 problems develop, given the Company's reliance on data processing services to maintain customer balances, service customer accounts and to perform other record keeping and service oriented functions associated with the Company's three primary business segments, the occurrence of any such events could have a material impact on the Company's results of operations, liquidity and financial condition.

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

FACTORS AFFECTING FUTURE RESULTS

Impact of Changes in Real Estate Values

      A significant portion of the Company's loan portfolio consists of loans secured by real estate. At December 31, 1999, 5.1% of the Company's loans were secured by one-to-four family residential real estate, 61.4% were secured by commercial real estate and multifamily residential, 2.9% were construction loans and the Company had ORE acquired through foreclosure with a book value of $1.5 million. The properties securing these loans are concentrated in Florida. Real estate values and real estate markets generally are affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in the tax laws and other governmental statutes, regulations and policies and acts of nature. Any decline in real estate prices, particularly in Florida, could significantly reduce the value of the real estate collateral securing the Company's real estate loans, increase the level of the Company's nonperforming loans, require write-downs in the book value of its ORE, and have a material negative impact on the Company's financial performance.

Nonperforming Assets

      The Company's ratio of nonperforming assets to total assets was 1.85% at December 31, 1999, which is somewhat above the average level of other similarly-sized financial institutions. While the Company carefully manages its loan portfolio with a view to minimizing its nonperforming assets, there can be no assurance that the Company's ratio of nonperforming assets to total assets will improve or not increase, particularly if general economic conditions deteriorate.

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

Potential Impact of Changes in Interest Rates

      The Company's profitability is dependent to a large extent on its net interest income, which is the difference between its interest income on interest-earning assets and its interest expense on interest-bearing liabilities. The Company, like most financial institutions, is affected by changes in general interest rate levels, which are currently at relatively low levels, and by other economic factors beyond its control. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time frame is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time frame is considered liability-sensitive and is reflected as a negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest  rate  environment  and will  negatively  impact  earnings in a falling interest  rate  environment,  while  a  liability-sensitive  position  (i.e.,  a negative  gap)  will  generally  enhance  earnings  in a falling  interest  rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. At December 31, 1999, the Company had a one year cumulative negative gap of 16.2%. This negative one year gap position may, as noted above, have a negative impact on earnings in a rising interest rate environment.

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

Dependence on Existing Management

     The Company's business depends in large part upon the availability of the services of its senior management, including Neil W. Savage, Ward J. Curtis, Jr., Harold J. Winner and William A. Eickhoff. If the services of any of such senior management personnel were to become unavailable to the Company, the Company's business and operating results could be adversely affected. While the Company maintains key-man life insurance policies on certain of its senior management personnel, naming the Company as beneficiary, there can be no assurance that the proceeds of any such policies would adequately compensate the Company for the loss of the services of any of such persons. Neither Mr. Savage nor Mr. Winner have entered into a non-competition agreement with the Company or the Bank. Although both Mr. Eickhoff's and Mr. Curtis's employment contracts contain non-competition clauses, the provisions terminate under certain conditions.

Control by Existing Shareholders

      The Company's directors and executive officers (and their respective affiliates and immediate family members) own approximately 50.6% of the outstanding Common Stock. As a result of such ownership, these persons will likely be able to effectively control the election of the Company's directors and the outcome of matters requiring shareholder approval, and thereby control the management and policies of the Company.

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

ITEM 7.           FINANCIAL STATEMENTS

The following financial statements are contained on pages F-1 through F-41 of this Report:

   Report of Independent Certified Public Accountants;

   Consolidated Balance Sheets - December 31, 1999 and 1998

   Consolidated Statements of Earnings - Years ended December 31, 1999, 1998 and 1997;

   Consolidated Statements of Comprehensive Income - Years ended December 31, 1999, 1998 and 1997;

   Consolidated Statement of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997;

   Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997;

   Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information required by Item 9 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

     Information required by Item 10 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 11 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 12 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

           3.1  Amended and Restated Articles of Incorporation of the Company*
           3.2  Bylaws of the Company*
          10.1  UFH Stock Option and Incentive Compensation Plan*
          10.2  Trust Department Stock Option Plan*
          10.3  Eickhoff, Pieper & Willoughby Stock Option Plan*
          10.4  Modification Agreement*
          10.5 Property Management Agreement between Imaginative Investments, Inc. and the Southeast Companies of Tampa Bay, Inc.*
          10.6  Employment Agreement of Charles O. Lowe*
          10.7  Employment Agreement of Ward J. Curtis, Jr.*
          10.8  Employment Agreement of Harold J. Winner*

          10.9  Employment Agreement of John H. Pieper**
         10.10  Employment Agreement of Neil W. Savage*
         10.11  Employment Agreement of William A. Eickhoff*
         10.12  Salary Continuation Agreement of Harold J. Winner*
         10.13  Salary Continuation Agreement of Neil W. Savage*
         10.14 Agreement between Willow Green Partnership, LTD and Irwin Contracting relating to foreclosed property acquired by United Bank**
         10.15 Pinellas Bancshares Corporation 8% Convertible Debentures held by Eickhoff & Pieper, a Florida General Partnership*
         10.16 Loan Agreement between AmSouth f/k/a AmSouth Bank of Florida and UFH f/k/a Pinellas Bancshares Corporation*
            21  List of Subsidiaries*
            27  Financial Data Schedule

     *This information is incorporated herein by reference to the Company's Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-60431) previously filed with the Commission on October 7, 1998. **This information is incorporated herein by reference to the Company's Form 10KSB filed on March 31, 1999.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the fiscal year ending December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 9134, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED FINANCIAL HOLDINGS, INC.

Date:    March 14, 2000                   By: /s/ Neil W. Savage
                                          ------------------------------
                                          Neil W. Savage
                                          President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Title                       Date
-------------------------       ---------------------------    ----------------
/s/ John B. Norrie               Chairman of the Board          March 14, 2000
-------------------------
John B. Norrie

/s/ Neil W. Savage               President, Chief Executive     March 14, 2000
-------------------------        Officer and Director
Neil W. Savage                   (Principal Executive Officer)

/s/ Ronald E. Clampitt           Director                       March 14, 2000
-------------------------
Ronald E. Clampitt

/s/ Ward J. Curtis               Director                       March 14, 2000
-------------------------
Ward J. Curtis

/s/ David K. Davis               Director                       March 14, 2000
-------------------------
David K. Davis

/s/ William A. Eickhoff          Director                       March 14, 2000
-------------------------
William A. Eickhoff

/s/ Edward D. Foreman            Director                       March 14, 2000
-------------------------
Edward D. Foreman

/s/ Ian F. Irwin                 Director                       March 14, 2000
-------------------------
Ian F. Irwin

/s/ Charles O. Lowe              Director                       March 14, 2000
-------------------------
Charles O. Lowe

/s/ Jack A. MaCris, M.D.         Director                       March 14, 2000
-------------------------
Jack A. MaCris, M.D.

/s/ Ronald R. Petrini            Director                       March 14, 2000
-------------------------
Ronald R. Petrini

/s/ John B. Wier, Jr.            Director                       March 14, 2000
-------------------------
John B. Wier, Jr.

/s/ Harold J. Winner             Director                       March 14, 2000
-------------------------
Harold J. Winner

/s/ C. Peter Bardin              Chief Financial Officer        March 14, 2000
-------------------------        (Principal Financial Officer)
C. Peter Bardin