Form 10QSB
period 2000-03-31
UNITED FINANCIAL HOLDINGS INC
filed 2000-05-09
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-QSB
                              --------------------
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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
Yes X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.01 Par value                        4,230,000
---------------------------------             ----------------
        Class                                 Outstanding as of April 28, 2000

                         UNITED FINANCIAL HOLDINGS, INC.

                                      INDEX


                                                                          PAGE

PART I.  FINANCIAL INFORMATION

     ITEM 1.     Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
         At March 31, 2000 and December 31, 1999                             1

         Condensed Consolidated Statements of Earnings -
         For the three months ended March 31, 2000                           2

         Condensed Consolidated Statements of Comprehensive Income -
         For the three months ended March 31, 2000                           3

         Condensed Consolidated Statement of Stockholders' Equity -
         For the three months ended March 31, 2000                           4

         Condensed Consolidated Statements of Cash Flows -
         For the three months ended March 31, 2000 and 1999                5-6

         Notes to Condensed Consolidated Financial Statements              7-8

     ITEM 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9-13


PART II.  OTHER INFORMATION

     ITEM 1.     Legal Proceedings                                          14

     ITEM 2.     Changes in Securities and Use of Proceeds                  14

     ITEM 3.     Defaults Upon Senior Securities                            14

     ITEM 4.     Submission of Matters to a Vote of Shareholders            14

     ITEM 5.     Other Information                                          14

     ITEM 6.     Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                                  15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                United Financial Holdings, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                  March 31,     December 31,
                                                    2000           1999
                                                 (unaudited)     (audited)
ASSETS                                           ------------   -------------
Cash and due from banks                          $    13,088    $      8,866
Federal funds sold                                    11,257           2,917
Trading securities                                         -              82
Securities held to maturity, market value of
  $13,531 and $14,072 respectively                    14,020          14,541
Securities available for sale, at market               8,464           9,924
Loans, net                                           156,795         153,497
Premises and equipment, net                            9,505           9,619
Federal Home Loan Bank stock                             507             507
Federal Reserve Bank stock                               204             204
Intangible assets                                      2,049           1,748
Other real estate owned                                1,515           1,528
Other assets                                           6,070           6,048
                                                 -----------    ------------
 Total assets                                    $   223,474    $    209,481
                                                 ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Demand                                          $    38,018    $     32,936
  NOW and money market                                68,983          67,914
  Savings & Time Deposits                             79,696          74,248
                                                 -----------    ------------
  Total deposits                                     186,697         175,098

Securities sold under agreements to repurchase         9,247           7,307
Convertible subordinated debentures                      630             630
Other liabilities                                      2,742           2,874
  Total liabilities                                  199,316         185,909

Company-obligated Mandatory Redeemable Capital
   Securities of Subsidiary
     Trust Holding Solely Subordinated Debentures
       Of The Company                                  6,750           6,750

STOCKHOLDERS' EQUITY
  7% convertible preferred stock                         100             100
  Common stock                                            42              42
  Paid-in capital                                     10,019           9,672
  Accumulated other comprehensive income                (301)           (232)
  Retained earnings                                    7,548           7,240
                                                 -----------    ------------
  Total stockholders' equity                          17,408          16,822
                                                 -----------    ------------
 Total liabilities and stockholders' equity      $   223,474    $    209,481
                                                 ===========    ============

     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                      (in thousands, except per share data)
                                                      Three Months Ended
                                                  March 31,         March 31,
                                                   2000              1999
                                                 ----------        -----------
Interest income
  Loans and loan fees                            $   3,799          $  2,873
  Securities                                           376               421
  Federal funds sold and securities purchased
     under reverse repurchase agreements                81                48
                                                 -----------       -----------
       Total interest income                         4,256             3,342

Interest expense
  Deposits                                           1,441             1,135
  Long-term debt and other borrowings                   89                66
  Subordinated debentures issued to subsidiary
     trust                                             159               157
                                                 -----------       -----------
       Total interest expense                        1,689             1,358
                                                 -----------       -----------
       Net interest income                           2,567             1,984
Provision for loan losses                              150               225
                                                 -----------       -----------
       Net interest income after provision
         for loan losses                             2,417             1,759

Other income
  Service charges on deposit accounts                  226               176
  Trust and investment management
     income                                            770               663
  Gain on Sale of Loans                                 26               112
  All other fees and income                            146               172
                                                 -----------       -----------
       Total other income                            1,168             1,123

Other expense
   Salaries and employee benefits                    1,706             1,366
   Occupancy expense                                   117               130
   Furniture and equipment expense                     165               141
   Data Processing                                     140               131
   Marketing and business development                   44                41
   Other operating expenses                            645               438
                                                 -----------       -----------
                                                     2,817             2,247
                                                 -----------       -----------
       Earnings before income taxes                    768               635
Income tax expense                                     287               230
                                                 -----------       -----------
       NET EARNINGS                              $     481         $     405
                                                 ===========       ===========
Earnings Per Share:
   Basic                                         $     .11         $     .10
   Diluted                                       $     .11         $     .09
     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)
                                                      Three Months Ended
                                                  March 31,         March 31,
                                                   2000              1999
                                                 -----------       -----------
Net earnings                                     $       481       $       405
Other comprehensive income
   Unrealized holding losses                            (105)             (117)
   Income tax benefit related to
     items of other comprehensive income                  36                40
                                                 -----------        -----------

Comprehensive income                             $       412        $       328
                                                 ===========        ===========








































     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                      7%            Accumu-
                                    Convert-        lated
                                     ible           Other
                                    Pre-            Compre-
                            Common  ferred Paid-In  hensive  Retained
                            Stock   Stock  Capital  Income   Earnings  Total
                            ------  ------ -------  -------  -------- ---------

Balance at December 31,
   1999                     $   42  $  100 $ 9,672  $  (232) $  7,240 $ 16,822
Net Earnings                     -       -       -        -       481      481
Dividends on Common
   & Preferred Stock             -       -       -        -      (173)    (173)
Accumulated other
   comprehensive income          -       -       -      (69)        -      (69)
Performance Shares
   Issued                        -       -     347        -         -      347
                            ------  ------ -------  -------  -------- ---------

Balance at March 31,
   2000                     $   42  $  100 $10,019  $  (301) $  7,548 $ 17,408
                            ======  ====== =======  =======  ======== ========






























     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                      Three Months Ended
                                                  March 31,         March 31,
                                                   2000              1999
                                                 ----------        -----------
Cash flows from operating activities:
    Net earnings                                 $      481        $       405
    Adjustments to reconcile net earnings
     to net cash cash provided by (used in)
     operating activities
       Provision for loan losses                        150                225
       Provision for depreciation and
        amortization                                    209                183
       Unrealized gain on trading securities              -                 (5)
       Accretion of securities discount                  (2)                (4)
       Amortization of unearned loan fees               (25)               (37)
       Amortization of securities premiums                3                  5
       Gain on sales of loans                           (39)              (206)
       Decrease in interest receivable                  156                 86
       Increase (decrease) in interest payable            1                 (1)
       (Increase) in other assets                      (494)              (855)
       (Decrease) in other liabilities                 (132)              (796)
                                                 ----------         ----------
         Net cash provided by (used in)
          operating activities                          308             (1,000)

Cash flows from investing activities:
    Purchase of Federal Reserve Bank stock
     and FHLB stock                                       -                (73)
    Net (increase) in Federal funds sold             (8,340)            (1,809)
    Principal repayments of held to maturity
     securities                                         258                509
    Principal repayments of available for sale
     securities                                         158                320
    Proceeds from sale of Trading Securities             75                  -
    Proceeds from maturities of available for
     sale securities                                  1,000              2,404
    Proceeds from maturities of held to
     maturity securities                                500                 50
    Purchases of available for sale securities            -             (2,000)
    Purchases of held to maturity securities              -               (372)
    Proceeds from sales of loans                        568              2,001
    Net (increase) in loans                          (3,952)            (8,845)
    Capital expenditures                                (66)              (659)
                                                 ----------         ----------

          Net cash used in investing activities      (9,799)            (8,474)





                                   (continued)

     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (unaudited)
                                 (in thousands)
                                                      Three Months Ended
                                                   March 31,        March 31,
                                                    2000             1999
                                                 -----------       -----------
Cash flows from financing activities:
   Net increase in demand deposits, NOW accounts,
     money market accounts and savings accounts  $     6,296       $     6,327
   Net increase in certificates of deposit             5,304             5,245
   Net increase (decrease) in securities sold
     under agreements to repurchase                    1,941            (1,586)
   Repayment of long-term debt                             -               (34)
   Issuance of Company-obligated mandatory
     redeemable capital securities of subsidiary
     trust holding solely
     subordinated debentures of the Company                -               750
   Issuance of common stock                              346               490
   Dividend paid on preferred stock                       (4)               (7)
   Dividend paid on common stock                        (170)             (163)
                                                 -----------       -----------

         Net cash provided by financing
          activities                                  13,713            11,022
                                                 -----------       -----------

Net increase in cash and due from banks                4,222             1,548

Cash and due from banks at beginning of period         8,866             7,967
                                                 -----------       -----------

Cash and due from banks at end of period         $    13,088       $     9,515
                                                 ===========       ===========

Cash paid during the period for:
   Interest                                      $     1,688       $     1,359
   Income taxes                                  $       260       $        65

Supplemental Disclosure of Non-cash Activity
Non-cash common stock issued                     $       347       $       112















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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made to fairly state the results for the interim periods. The results of operations of the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1999 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from the conversion of the convertible debt and the preferred stock and the exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars in thousands, except per share data):

                                 For the three months ended March 31,
                                -------------------------------------
                                   2000                      1999
                          ------------------------- ---------------------------
                                   Weighted  Per             Weighted  Per
                                   Average   Share           Average   Share
                          Earnings Shares    Amount Earnings Shares    Amount
                          -------- --------- ------ -------- --------- --------
Basic EPS
  Net earnings available
   to Common Stockholders $    478 4,227,512 $  .11 $    398 4,051,133 $  .10
                                             ======                    ======

Effect of  dilutive
  securities  Incremental
  shares  from  assumed
  exercise or
  conversion of:
       Convertible Debt          8   152,789               8   152,790
       Preferred Stock           3    84,345               7   175,860
       Stock Options             -        54               -         -
                          -------- ---------        -------- ---------

Diluted EPS
  Net earnings available
    to Common
    Stockholders and
    assumed
    conversions           $    489 4,464,700 $  .11 $    413 4,379,783 $  .09
                          ======== ========= ====== ======== ========= ======


NOTE 4 - BUSINESS SEGMENT INFORMATION

      United Financial has three reportable segments: Commercial Banking, Trust Services, and Investment Management Services. Corporate and Other includes corporate expenses such as corporate overhead, intercompany transactions, and certain goodwill amortization. The following table presents the Company's Business Segment Information for the three months ended March 31, 2000 and 1999, respectively(Dollars in Thousands):

















                                (Continued on 8b)
                                    - 8a -

NOTE 4 - BUSINESS SEGMENT INFORMATION (Continued from 8a)

                                 For the three months ended March 31, 2000
                        Commercial  Investment   Trust     Corporate
                        Banking     Management   Services  & Overhead   Total
                        ----------  ----------   --------  ----------   -------
Net Interest Income     $    2,678  $        -   $     51  $     (162)  $ 2,567
Non Interest Income            431         419        363         (45)    1,168
                        ----------  ----------   --------  ----------   -------
Total Revenue                3,109         419        414        (207)    3,735
Loan Loss Provision            150           -          -           -       150
Non Interest Expense         1,820         609        356          32     2,817
                        ----------  ----------   --------  ----------   -------
Pretax Income (Loss)         1,139        (190)        58        (239)      768
Income Taxes (Benefit)         414         (71)        30         (86)      287
                        ----------  ----------   --------  ----------   -------
Segment Net Income      $      725  $     (119)  $     28  $     (153)  $   481
                        ==========  ==========   ========  ==========   =======

                                 For the three months ended March 31, 1999
                        Commercial  Investment   Trust     Corporate
                        Banking     Management   Services  & Overhead   Total
                        ----------  ----------   --------  ----------   -------
Net Interest Income     $    2,098  $        -   $     42  $     (156)  $ 1,984
Non Interest Income            459         398        278         (12)    1,123
                        ----------  ----------   --------  ----------   -------

Total Revenue                2,557         398        320        (168)    3,107
Loan Loss Provision            225           -          -           -       225
Non Interest Expense         1,547         427        273           -     2,247
                        ----------  ----------   --------  ----------   -------

Pretax Income (Loss)           785         (29)        47        (168)      635
Income Taxes (Benefit)         279         (10)        22         (61)      230
                        ----------  ----------   --------  ----------   -------

Segment Net Income      $      506  $      (19)  $     25  $     (107)  $   405
                        ==========  ==========   ========  ==========   =======




















                                    - 8b -

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

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2000 AND DECEMBER 31, 1999

Overview

      Total assets of the Company were $223.5 million at March 31, 2000, compared to $209.5 million at December 31, 1999, an increase of $14.0 million or 6.7%. This increase was primarily the result of the Company's internal growth of earning assets (primarily federal funds sold and loans) funded by an increase in deposits.

Investment Securities

      Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $22.5 million at March 31, 2000, compared to $24.4 million at December 31, 1999, a decrease of $1.9 million or 7.8%. Included in investment securities at March 31, 2000, were $8.5 million of securities held as "available for sale" to provide the Company greater flexibility to respond to changes in interest rates and liquidity. These securities have been recorded at market value.

Loans

      Total loans were $160.3 million at March 31, 2000, compared to $156.9 million at December 31, 1999, an increase of $3.4 million or 2.2%. For the same period, real estate mortgage loans increased by $.5 million or .5%, commercial loans increased by $3.6 million or 8.6%, and all other loans including consumer loans decreased by $.7 million or 10.3%. Loans net of allowance for loan loss and unearned fees were $156.8 million at March 31, 2000 compared to $153.5 million at December 31, 1999.

      The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars in thousands):

                                            March 31,            December 31,
                                              2000                   1999
                                          --------------         --------------
Real estate mortgage loans:
  Commercial real estate                  $      82,279          $      82,622
  One-to-four family residential                  8,406                  7,933
  Multifamily residential                        13,798                 13,603
  Construction and land development               4,789                  4,585
                                          --------------         --------------
      Total real estate mortgage loans          109,272                108,743

Commercial loans                                 44,935                 41,358
Consumer loans                                    5,222                  5,930
Other loans                                         846                    839
                                          --------------         --------------
  Gross loans                                   160,275                156,870
Allowances for loan losses                       (2,449)                (2,341)
Unearned fees                                    (1,031)                (1,032)
                                          --------------         --------------
      Total loans net of allowance
      and unearned fees                   $     156,795          $      153,497
                                          =============          ==============

Asset Quality and Allowance for Loan Losses

      The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses within the existing loan portfolio. The allowance is based upon an ongoing quarterly assessment of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing.

      The methodologies for assessing the appropriateness of the allowance consist of several key elements, which include: 1) the formula allowance; 2) review of the underlying collateral on specific loans; and 3) historical loan losses. The formula allowance is calculated by applying loss factors to outstanding loans and unused commitments, in each case based on the internal risk grade of those loans. Changes in risk grades of both performing and non-performing loans affect the amount of the formula allowance. On the larger criticized or classified credits, a review is conducted of the underlying collateral that secures each credit. A worse case scenario review is conducted on those loans to calculate the amount, if any, of potential loss. The historical loan loss method is a review of the last six years of actual losses. The loss percentage is calculated and applied to the current outstanding loans in total.

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

      The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):
                                              For the three months ended
                                         March 31, 2000         March 31, 1999
                                         --------------         --------------
Allowance at beginning of period         $        2,341         $        1,984
Charge-offs:
  Real estate loans                                   -                      -
  Commercial loans                                   27                      -
  Consumer loans                                     15                      2
                                         --------------         --------------
      Total charge-offs                              42                      2
Recoveries:
  Real estate loans                                   -                      -
  Commercial loans                                    -                      -
  Consumer loans                                      -                      -
                                         --------------         --------------
      Total recoveries                                -                      -
Net charge-offs                                      42                      2
Provision for loan losses                           150                    225
                                         --------------         --------------
Allowance at end of period               $        2,449         $        2,207
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

      The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):
                                              For the three months ended
                                         March 31, 2000      December 31, 1999
                                         --------------      -----------------
Real estate loans                        $        2,041      $        1,462
Commercial loans                                    522                 453
Consumer loans                                        -                   -
                                         --------------      --------------
   Total non-accrual loans                        2,563               1,915
Other Real Estate                                 1,515               1,528
Accruing Loans 90 days past due..                    41                 441
                                         --------------      --------------
   Total nonperforming assets            $        4,119      $        3,884
                                         ==============      ==============
Bank Premises and Equipment
      Bank premises and equipment was $9.5 million at March 31, 2000, compared to $9.6 million at December 31, 1999, a decrease of $.1 million or 1.0%. This decrease was primarily due to the depreciation of the buildings and equipment and amortization of leasehold improvements.

Deposits
      Total deposits were $186.7 million at March 31, 2000, compared to $175.1 million at December 31, 1999, an increase of $11.6 million or 6.6%. During the three months ended March 31, 2000, demand deposits increased $5.1 million, NOW and money market deposits increased $1.1 million, and savings deposits and time deposits increased $5.4 million.

Long-term Debt and Convertible Subordinated Debentures
      There was no long-term debt outstanding (excluding convertible subordinated debentures) at either March 31, 2000 or December 31, 1999. During both periods, $630 thousand in convertible subordinated debentures were outstanding.

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

Stockholders' Equity
      Stockholders' equity was $17.4 million at March 31, 2000, or 7.79% of total assets, compared to $16.8 million, or 8.02% of total assets at December 31, 1999. At March 31, 2000, the Bank's Tier I (core) Capital ratio was 7.67%, its Tier I Risk-based Capital ratio was 9.10%, and its Total Risk-based Capital ratio was 10.35%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to first quarter net income, less dividends declared and changes in the market value of securities available for sale, net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND 1999

Overview
      Net income for the three months ended March 31, 2000 was $481 thousand or $0.11 per share diluted, compared to $405 thousand or $0.09 per share diluted for the same period in 1999. On a pre-tax basis, United Trust earned $59 thousand in 2000 versus $47 thousand in 1999, EPW's pre-tax operating profits (before deducting $280 thousand of costs associated with a cash payment in lieu of the issuance of performance shares) increased to $90 thousand from $61 thousand during this period and the Bank's pre-tax profits increased to $1,138 thousand from $785 thousand during this same period.

Analysis of Net Interest Income
      Interest income for the three months ended March 31, 2000 was $4.3 million, compared to $3.3 million for the same period in 1999, a $1.0 million or 30.3% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of loans as well as a general increase in interest rates. Interest expense was $1.7 million for the three months ended March 31, 2000, compared to $1.4 million for the same period in 1999, a $0.3 million or 21.4% increase. This increase is primarily due to an increase in interest bearing liabilities as well as a general increase in interest rates.

Provision for Loan Losses

      For the three months ended March 31, 2000, the provision for loan losses charged to expense was $150 thousand, compared to $225 thousand for the same period in 1999, a decrease of $75 thousand or 33.3%. The allowance of possible loan losses was $2.4 million at March 31, 2000. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income

      Noninterest income for the three months ended March 31, 2000 was $1.2 million compared to $1.1 million for the same period in 1999, an increase of $0.1 million or 9.1%. This increase was primarily due to increased revenues from EPW and United Trust whose combined revenues increased $106 thousand during this period.

Noninterest Expense

      Total noninterest expense for the three months ended March 31, 2000 was $2.8 million compared to $2.2 million for the same period in 1999, an increase of $0.6 million or 27.3%. This increase was due to increases in salary and benefits expense of $340 thousand (which includes $280 thousand related to the cash payment in lieu of the issuance of performance shares pursuant to the acquisition of EPW), furniture and equipment expense of $24 thousand, data processing expense of $9 thousand, and other operating expense of $207 thousand, which includes $111 thousand in consulting expense and REO expense of $23 thousand.

LIQUIDITY

       During the three months ended March 31, 2000, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and to purchase overnight investments (i.e. federal funds sold). At March 31, 2000, the Company had commitments to originate loans totaling $7.8 million. Management believes the Company has adequate resources to fund all its commitments. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment. As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 2000, the Bank had liquidity of approximately $29.7 million, or approximately 15% of total deposits.

      Management believes the Bank was in compliance with all minimum capital requirements that it was subject to at March 31, 2000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following shares of United Financial common stock, par value $0.01 per share ("United Financial Common Stock"), were issued during the three months ended March 31, 2000:

         On January 31, 2000, an aggregate of 51,827 shares were issued to certain officers of United Trust pursuant to an incentive stock plan established in connection with the acquisition of Fiduciary Services Corporation ("FSC"). Under the plan, no additional cash or consideration was received by the Company pursuant to the issuance of such shares. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of the securities issued represented their intentions to acquire the securities for investment only and not with a view for resale or distribution and appropriate legends were affixed to the share certificates issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10        Data Processing Services contract with FiServ Solutions, Inc.
     27       Financial Data Schedule

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the period ending March 31, 2000.

                UNITED FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

    Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNITED FINANCIAL HOLDINGS, INC.
                                               (Registrant)

Date:   May 5, 2000                       By:   /s/ NEIL W. SAVAGE
      ---------------                     -------------------
                                          Neil W. Savage
                                          President and
                                          Chief Executive Officer

Date:   May 5, 2000                       By:   /s/ C. PETER BARDIN
      ---------------                     --------------------
                                          C. Peter Bardin
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)