Form 10QSB
period 2000-06-30
UNITED FINANCIAL HOLDINGS INC
filed 2000-08-08
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.01 Par value                          4,230,000
--------------------------------------          -------------------------------
              Class                             Outstanding as of August 4, 2000

                         UNITED FINANCIAL HOLDINGS, INC.

                                      INDEX
                                                                         PAGE
================================================================================
PART I.  FINANCIAL INFORMATION

     ITEM 1.     Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
         At June 30, 2000 and December 31, 1999                           1

         Condensed Consolidated Statements of Earnings -
         For the three month and six months ended
         June 30, 2000 and 1999                                           2

         Condensed Consolidated Statements of Comprehensive
         Income For the three month and six months ended
         June 30, 2000 and 1999                                           3

         Condensed Consolidated Statement of Stockholders'
         Equity - For the six months ended June 30, 2000                  4

         Condensed Consolidated Statements of Cash Flows -
         For the six months ended June 30, 2000 and 1999                  5-6

         Notes to Condensed Consolidated Financial Statements             7-9

     ITEM 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     10-15


PART II.  OTHER INFORMATION

     ITEM 1.     Legal Proceedings                                         16

     ITEM 2.     Changes in Securities and Use of Proceeds                 16

     ITEM 3.     Defaults Upon Senior Securities                           16

     ITEM 4.     Submission of Matters to a Vote of Shareholders           16

     ITEM 5.     Other Information                                         17

     ITEM 6.     Exhibits and Reports on Form 8-K                          17


SIGNATURES                                                                 18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                United Financial Holdings, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)
                                               June 30,       December 31,
 ASSETS                                           2000              1999
                                              ----------       -----------
Cash and due from banks                       $  9,815         $  8,866
Federal funds sold                                   -            2,917
Trading securities                                   -               82
Securities held to maturity, market value
  of $15,862 and $14,072 respectively           16,341           14,541
Securities available for sale, at market        10,216            9,924
Loans, net                                     167,865          153,497
Premises and equipment, net                      9,410            9,619
Federal Home Loan Bank stock                       507              507
Federal Reserve Bank stock                         226              204
Intangible assets                                2,019            1,748
Other real estate owned                            416            1,528
Other assets                                     6,233            6,048
                                             -----------      ------------
       Total assets                          $ 223,048        $ 209,481
                                             ===========      ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand                                     $  35,384        $  32,936
  NOW and money market                          63,152           67,914
  Savings & Time Deposits                       80,954           74,248
                                             -----------      ------------
       Total deposits                          174,490          175,098

Securities sold under agreements to repurchase  15,119            7,307
Convertible subordinated debentures                630              630
Other liabilities                                3,131            2,874
                                             ------------      ------------
       Total liabilities                       198,370          185,909

Company-obligated Mandatory Redeemable Capital
 Securities of Subsidiary Trust Holding Solely
 Subordinated Debentures Of The Company          6,750            6,750

STOCKHOLDERS' EQUITY
  7% convertible preferred stock                   100              100
  Common stock                                      42               42
  Paid-in capital                               10,019            9,672
  Treasury shares                                 (100)               -
  Accumulated other comprehensive income          (272)            (232)
  Retained earnings                              8,139            7,240
                                             ------------     --------------
       Total stockholders' equity               17,928           16,822
                                             ------------     --------------
  Total liabilities and stockholders' equity $ 223,048        $ 209,481
                                             ============     ==============

     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                      (in thousands, except per share data)
                              Three Months Ended         Six Months Ended
                             June 30,     June 30,    June 30,       June 30,
                               2000         1999        2000           1999
                             ---------    ---------   ---------     ---------
Interest income
  Loans and loan fees        $   4,021    $   3,001   $   7,820     $   5,874
  Securities                       405          440         781           861
  Federal funds sold securities
    purchased under reverse
    repurchase agreements          201           85         282           133
                             ---------    ---------   ---------     ---------
       Total interest income     4,627        3,526       8,883         6,868
Interest expense
  Deposits                       1,710        1,187       3,151         2,272
  Long-term debt and
    other borrowings               114           59         204           125
  Subordinated debentures
    issued to subsidiary trust     159          158         317           365
                             ---------    ---------   ---------     ---------
       Total interest expense    1,983        1,404       3,672         2,762
                             ---------    ---------   ---------     ---------
       Net interest income       2,644        2,122       5,211         4,106
Provision for loan losses          200          180         350           405
                             ---------    ---------   ---------     ---------
   Net interest income after
     provision for loan losses   2,444        1,942       4,861         3,701
Other income
  Service charges on
    deposit accounts               230          197         455           373
  Trust and investment
    management income              787          697       1,557         1,360
  Gain on Sale of Loans            138          139         164           251
  All other fees and income        162          174         308           346
                             ---------    ---------   ---------     ---------
       Total other income        1,317        1,207       2,484         2,330
Other expense
   Salaries & employee benefits  1,370        1,198       3,075         2,564
   Occupancy expense               123          130         240           260
   Furniture & equipment expense   149          157         313           298
   Data Processing                 153          107         293           238
   Marketing & business developmnt 180           90         225           131
   Other operating expenses        622          611       1,267         1,049
                             ---------    ---------   ---------     ---------
                                 2,597        2,293       5,413         4,540
                             ---------    ---------   ---------     ---------
  Earnings before income taxes   1,164          856       1,932         1,491
Income tax expense                 404          319         691           549
                             ---------    ---------   ---------     ---------
       NET EARNINGS          $     760    $     537   $   1,241     $     942
                             =========    =========   =========     =========
Earnings Per Share:
   Basic                     $     .18    $     .13   $     .29     $     .23
   Diluted                   $     .17    $     .12   $     .28     $     .22
    See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)
                              Three Months Ended         Six Months Ended
                             June 30,     June 30,    June 30,       June 30,
                               2000         1999        2000           1999
                             ---------    ---------   ---------     ---------
Net earnings                 $     760    $     537   $   1,241     $     942
Other comprehensive income
   Unrealized holding
     gains (losses)                 45         (215)        (60)         (332)
   Income tax (expense) benefit
     related to items of other
     comprehensive income          (15)          73          20           113
                             ---------    ---------   ---------     ---------

Comprehensive income         $     790    $     395   $   1,201     $     723
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

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                             Accumu-
                          7%                 lated
                          Convert-           Other
                          ible               Compre-           Re-
                 Common   Preferred Paid-In  hensive  Treasury tained
                 Stock    Stock     Capital  Income   Shares   Earnings Total
                 -------- --------- -------- -------- -------  -------- --------
Balance at
 December 31,
 1999           $      42 $     100 $  9,672 $   (232)$     -  $  7,240 $16,822
Net Earnings            -        -        -        -        -     1,241   1,241
Dividends on Common
   & Preferred Stock    -        -        -        -        -      (342)   (342)
Accumulated other
   comprehensive income -        -        -      (40)       -         -     (40)
Treasury shares
   redeemed             -        -        -        -     (100)        -    (100)
Performance shares
   issure               -        -      347        -        -         -     347
                 -------- --------- -------- -------- -------  -------- --------

Balance at
 June 30, 2000   $     42 $     100 $ 10,019 $   (272)$  (100) $  8,139 $17,928
                 ======== ========= ======== ======== =======  ======== =======


























    See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                       Six Months Ended
                                                   June 30,        June 30,
                                                    2000             1999
                                                   -----------     -----------
Cash flows from operating activities:
    Net earnings                                   $     1,241     $       942
    Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities
       Provision for loan losses                           350             405
       Provision for depreciation and amortization         408             384
       Unrealized gain on trading securities                 -              (8)
       Accretion of securities discount                     (4)             (7)
       Amortization of unearned loan fees                  (50)            (75)
       Amortization of securities premiums                   7              10
       Gain on sales of loans                             (246)           (434)
       (Increase) in interest receivable                   (46)            (88)
       Increase in interest payable                         35              23
       Decrease (increase) in other assets                 990            (217)
       Increase (decrease) in other liabilities            222            (681)
                                                   -----------     -----------

         Net cash provided by
          operating activities                           2,907             254

Cash flows from investing activities:
    Purchase of Federal Reserve Bank stock
     and FHLB stock                                        (23)           (118)
    Net decrease (increase) in Federal funds sold        2,917             (95)
    Principal repayments of held to
      maturity securities                                  178             870
    Principal repayments of available for
      sale securities                                      345           1,981
    Proceeds from sale of trading securities                75               -
    Proceeds from maturities of available for
      sale securities                                    1,511           3,000
    Proceeds from maturities of held to
      maturity securities                                  631              50
    Purchases of available for sale securities          (2,483)         (4,491)
    Purchases of held to maturity securities            (2,310)         (1,899)
    Proceeds from sales of loans                         3,069           4,457
    Net (increase) in loans                            (17,490)        (16,455)
    Capital expenditures                                  (140)           (922)
                                                   -----------     -----------

          Net cash used in investing activities        (13,720)        (13,622)






   See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (unaudited)
                                 (in thousands)
                                   (continued)

                                                       Six Months Ended
                                                   June 30,        June 30,
                                                    2000             1999
                                                   -----------     ------------

Cash flows from financing activities:
    Net (decrease) increase in demand deposits,
    NOW accounts, money market accounts and
    savings accounts                               $    (2,060)    $     8,597
   Net increase in certificates of deposit               6,453           6,620
   Net increase (decrease) in securities sold            7,812         (3,477)
   under agreements to repurchase
   Repayment of long-term debt                               -             (34)
   Issuance of Company-obligated mandatory redeemable
     capital securities of subsidiary trust holding solely
     subordinated debentures of the Company                  -             750
   Issuance of common stock                                  -             367
   Dividend paid on preferred stock                         (4)             (7)
   Dividend paid on common stock                          (339)           (328)
   Purchase of Treasury Shares                            (100)              -
                                                   -----------      -----------

         Net cash provided by financing activities      11,762          12,488
                                                   -----------      -----------

Net increase (decrease) in cash and due from banks         949            (880)

Cash and due from banks at beginning of period           8,866           7,967
                                                   -----------      -----------

Cash and due from banks at end of period           $     9,815      $    7,087
                                                   ===========      ===========


Cash paid during the period for:
   Interest                                        $     3,638      $    2,739
   Income taxes                                    $     1,068      $      535

Supplemental Disclosure of Non-cash Activity
--------------------------------------------
Performance shares issued                          $       347      $      113










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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made to fairly state the results for the interim periods. The results of operations of the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1999Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

                               For the three months ended June 30
                               ----------------------------------
                                 2000                     1999
                      --------------------------   ----------------------------
                                Weighted  Per                  Weighted  Per
                                Average   Share                Average   Share
                      Earnings  Shares    Amount   Earnings    Shares    Amount
                     ---------  --------- ------   ---------   --------- ------
Basic EPS
  Net earnings
    available to
    Common
    Stockholders      $    760  4,230,963 $  .18   $    537    4,061,313 $  .13
                                          ======                         ======

Effect of  dilutive securities
  Incremental  shares
   from  assumed  exercise or
    conversion of:
       Convertible Debt      8    152,789                  8     152,789
       Preferred Stock       -     84,345                  -     174,854
       Stock Options         -        165                  -           -
                     ---------  ---------          ---------   ---------

Diluted EPS
  Net earnings available to Common
    Stockholders and assumed
    conversions      $     768  4,468,262 $  .17   $     545   4,388,956 $  .12
                     =========  ========= ======   =========   ========= ======
                               For the six months ended June 30
                               ----------------------------------
                                 2000                     1999
                      --------------------------   ----------------------------
                                Weighted  Per                  Weighted  Per
                                Average   Share                Average   Share
                      Earnings  Shares    Amount   Earnings    Shares    Amount
                     ---------  --------- ------   ---------   --------- ------
Basic EPS
  Net earnings
   available to Common
    Stockholders     $   1,238  4,229,237 $  .29   $     935   4,056,251 $  .23
                                          ======                         ======

Effect of  dilutive  securities
  Incremental  shares
   from  assumed  exercise or
    conversion of:
       Convertible Debt    16     152,789                  16    152,789
       Preferred Stock      3      84,345                   7    175,355
       Stock Options        -         112                   -          -
                     ---------  ---------           ---------  ---------

Diluted EPS
  Net earnings available to Common
    Stockholders and assumed
    conversions      $   1,257  4,466,483  $  .28   $     958  4,384,395 $  .22
                     =========  =========  ======   =========  ========= ======

NOTE 4 - BUSINESS SEGMENT INFORMATION

United Financial has three reportable segments: Commercial Banking, Trust Services, and Investment Management Services. Corporate and Other includes corporate expenses such as corporate overhead, intercompany transactions, and certain goodwill amortization. The following table presents the Company's Business Segment Information for the three and six months ended June 30, 2000 and 1999, respectively:

                         For the three months ended June 30, 2000
                      Commercial  Investment  Trust     Corporate &
                       Banking    Management  Services  Overhead      Total
                      ----------  ----------  --------  -----------  ---------
Net interest income   $ 2,748     $      -    $     56  $   (160)    $ 2,644
Non interest income       556          424         375       (38)      1,317
                      ----------  ----------  --------  -----------  ---------
Total revenue           3,304          424         431      (198)      3,961
Loan loss provision       200            -           -         -         200
Non interest expense    1,940          334         292        31       2,597
                      ----------  ----------  --------  -----------  ---------
Pretax income (loss)    1,164           90         139      (229)      1,164
Income taxes (benefit)    397           32          59       (84)        404
                      ----------  ----------  --------  -----------  ---------
Segment net income    $   767     $     58    $     80  $   (145)    $   760
                      ==========  ==========  ========  ===========  =========



                          For the three months ended June 30, 1999
                      Commercial  Investment  Trust     Corporate &
                       Banking    Management  Services  Overhead      Total
                      ----------  ----------  --------  -----------  ---------
Net interest income   $ 2,230     $      -    $     44  $   (152)    $ 2,122
Non interest income       560          409         300       (62)      1,207
                      ----------  ----------  --------  -----------  ---------
Total revenue           2,790          409         344      (214)      3,329
Loan loss provision       180            -           -         -         180
Non interest expense    1,720          302         261        10       2,293
                      ----------  ----------  --------  -----------  ---------
Pretax income (loss)      890          107          83      (224)        856
Income taxes (benefit)    324           39          35       (79)        319
                      ----------  ----------  --------  -----------  ---------
Segment net income    $   566     $     68    $     48  $   (145)    $   537
                      ==========  ==========  ========  ===========  =========













Continued on 9b
                                     -9a-

Continued from 9a

                          For the six months ended June 30, 2000
                      Commercial  Investment  Trust     Corporate &
                       Banking    Management  Services  Overhead      Total
                      ----------  ----------  --------  -----------  ---------
Net interest income   $ 5,425     $      -    $    108  $   (322)    $ 5,211
Non interest income       987          843         738       (84)      2,484
                      ----------  ----------  --------  -----------  ---------
Total revenue           6,412          843         846      (406)      7,695
Loan loss provision       350            -           -         -         350
Non interest expense    3,761          943         648        61       5,413
                      ----------  ----------  --------  -----------  ---------
Pretax income (loss)    2,301         (100)        198      (467)      1,932
Income taxes (benefit)    810          (38)         89      (170)        691
                      ----------  ----------  --------  -----------  ---------
Segment net income    $ 1,491     $    (62)   $    109  $   (297)    $ 1,241
                      ==========  ==========  ========  ===========  =========



                          For the six months ended June 30, 1999
                      Commercial  Investment  Trust     Corporate &
                       Banking    Management  Services  Overhead      Total
                      ----------  ----------  --------  -----------  ---------
Net interest income   $ 4,329     $      -    $     86  $   (309)    $ 4,106
Non interest income     1,018          807         578       (73)      2,330
                      ----------  ----------  --------  -----------  ---------
Total revenue           5,347          807         664      (382)      6,436
Loan loss provision       405            -           -         -         405
Non interest expense    3,267          729         534        10       4,540
                      ----------  ----------  --------  -----------  ---------
Pretax income (loss)    1,675           78         130      (392)      1,491
Income taxes (benefit)    603           29          57      (140)        549
                      ----------  ----------  --------  -----------  ---------
Segment net income    $ 1,072     $     49    $     73  $   (252)    $   942
                      ==========  ==========  ========  ===========  =========

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


                                     -9b-

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2000 AND DECEMBER 31, 1999

Overview

      Total assets of the Company were $223.0 million at June 30, 2000, compared to $209.5 million at December 31, 1999, an increase of $13.5 million or 6.4%. This increase was primarily the result of the Company's internal growth of earning assets (primarily federal funds sold and loans) funded by an increase in deposits.

Investment Securities

      Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $26.6 million at June 30, 2000, compared to $24.4 million at December 31, 1999, an increase of $2.2 million or 9.0%. Included in investment securities at June 30, 2000, were $10.2 million of securities held as "available for sale" to provide the Bank greater flexibility to respond to changes in interest rates and liquidity. These securities have been recorded at market value.

Loans

      Total loans were $171.6 million at June 30, 2000, compared to $156.9 million at December 31, 1999, an increase of $14.7 million or 9.4%. For the same period, real estate mortgage loans increased by $7.7 million or 7.1%, commercial loans increased by $7.7 million or 18.6%, and all other loans including consumer loans decreased by $.7 million or 10.1%. Loans net of allowance for loan loss and unearned fees were $167.9 million at June 30, 2000 compared to $153.5 million at December 31, 1999.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars in thousands):

                                        June 30, 2000        December 31, 1999
Real estate mortgage loans:
  Commercial real estate                $      86,741          $      82,622
  One-to-four family residential               10,011                  7,933
  Multifamily residential                      15,504                 13,603
  Construction and land development             4,220                  4,585
                                        -------------          -------------
      Total real estate mortgage loans        116,476                108,743

Commercial loans                               49,063                 41,358
Consumer loans                                  5,130                  5,930
Other loans                                       956                    839
                                        -------------          -------------
  Gross loans                                 171,625                156,870
Allowances for loan losses                     (2,658)                (2,341)
Unearned fees                                  (1,102)                (1,032)
                                        -------------          -------------
      Total loans net of allowance
        and unearned fees               $     167,865          $     153,497
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

      The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):

                                               For the six months ended
                                          June 30, 2000          June 30, 1999
                                          --------------         --------------
Allowance at beginning of period          $        2,341         $        1,984
Charge-offs:
  Real estate loans                                    -                      -
  Commercial loans                                    27                      -
  Consumer loans                                      17                      2
                                          --------------         --------------
      Total charge-offs                               44                      2
Recoveries:
  Real estate loans                                    5                      -
  Commercial loans                                     5                      -
  Consumer loans                                       1                      -
                                          --------------         --------------
      Total recoveries                                11                      -
Net charge-offs                                       33                      2
Provision for loan losses                            350                    225
                                          --------------         --------------
Allowance at end of period                $        2,658         $        2,207
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

The  following  table  sets  forth  information   regarding  the  components  of
nonperforming assets at the dates indicated (dollars in thousands):

                                        June 30, 2000         December 31, 1999
                                        --------------        -----------------
Real estate loans                       $        1,668           $        1,462
Commercial loans                                   818                      453
Consumer loans                                       -                        -
                                        --------------        -----------------
   Total non-accrual loans(1)                    2,486                    1,915
Other Real Estate                                  416                    1,528
Accruing Loans 90 days past due                      1                      441
                                        --------------        -----------------
   Total nonperforming assets           $        2,903        $           3,884
                                        ==============        =================

Bank Premises and Equipment

         Bank premises and equipment was $9.4 million at June 30, 2000, compared to $9.6 million at December 31, 1999, a decrease of $.2 million or 2.1%. This decrease was primarily due to the depreciation of the buildings and equipment and amortization of leasehold improvements.

Deposits

     Total deposits were $179.5 million at June 30, 2000, compared to $175.1 million at December 31, 1999, an increase of $4.4 million or 2.5%. During the six months ended June 30, 2000, demand deposits increased $2.4 million, NOW and money market deposits decreased $4.8 million, and savings deposits and time deposits increased $6.7 million.

Long-term Debt and Convertible Subordinated Debentures

     There was no long-term debt outstanding (excluding convertible subordinated debentures) at either June 30, 2000 or December 31, 1999. During both periods, $630 thousand in convertible subordinated debentures were outstanding.

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

Stockholders' Equity

     Stockholders' equity was $17.9 million at June 30, 2000, or 8.04% of total assets, compared to $16.8 million, or 8.02% of total assets at December 31, 1999. At June 30, 2000, the Bank's Tier I (core) Capital ratio was 7.50%, its Tier I Risk-based Capital ratio was 9.15%, and its Total Risk-based Capital ratio was 10.40%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to year to date net income, less dividends declared and changes in the market value of securities available for sale, net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2000 AND 1999

Overview

     Net income for the three months ended June 30, 2000 was $760 thousand or $0.17 per share diluted, compared to $537 thousand or $0.12 per share diluted for the same period in 1999. On a pre-tax basis, United Trust earned $139 thousand in 2000 versus $83 thousand in 1999, EPW earned $90 thousand versus $107 thousand and the Bank's pre-tax profits increased to $1.2 million from $890 thousand during this same period.

Analysis of Net Interest Income

     Interest income for the three months ended June 30, 2000 was $4.6 million, compared to $3.5 million for the same period in 1999, a $1.1 million or 31.4% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of loans as well as a general increase in interest rates. Interest expense was $2.0 million for the three months ended June 30, 2000, compared to $1.4 million for the same period in 1999, a $0.6 million or 42.8% increase. This increase is primarily due to an increase in interest bearing liabilities as well as a general increase in interest rates.

Provision for Loan Losses

     For the three months ended June 30, 2000, the provision for loan losses charged to expense was $200 thousand, compared to $180 thousand for the same period in 1999, an increase of $20 thousand or 11.1%. The allowance of possible loan losses was $2.7 million at June 30, 2000. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income

     Noninterest income for the three months ended June 30, 2000 was $1.3 million compared to $1.2 million for the same period in 1999, an increase of $0.1 million or 8.3%. This increase was primarily due to increased revenues from EPW and United Trust whose combined revenues increased $90 thousand during this period as well as an increase in service charges on deposit accounts.

Noninterest Expense

     Total noninterest expense for the three months ended June 30, 2000 was $2.6 million compared to $2.3 million for the same period in 1999, an increase of $0.3 million or 13.0%. This increase was due to increases in salary and benefits expense of $172 thousand, data processing expense of $46 thousand, and marketing and business development expense of $90 thousand, which includes a $100 thousand contribution to a local non-profit organization.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 2000 AND 1999

Overview

     Net income for the six months ended June 30, 2000 was $1.2 million or $0.28 per share diluted, compared to $942 thousand or $0.22 per share diluted for the same period in 1999. On a pre-tax basis, United Trust earned $198 thousand in 2000 versus $130 thousand in 1999, EPW's pre-tax operating profits (before deducting $280 thousand of costs associated with a cash payment in lieu of the issuance of performance shares) increased to $180 thousand from $168 thousand during this period and the Bank's pre-tax profits increased to $2.3 million from $1.7 million during this same period.

Analysis of Net Interest Income

     Interest income for the six months ended June 30, 2000 was $8.9 million, compared to $6.9 million for the same period in 1999, a $2.0 million or 29.0% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of loans as well as a general increase in interest rates. Interest expense was $3.7 million for the six months ended June 30, 2000, compared to $2.8 million for the same period in 1999, a $0.9 million or 32.1% increase. This increase is primarily due to an increase in interest bearing liabilities as well as a general increase in interest rates.

Provision for Loan Losses

     For the six months ended June 30, 2000, the provision for loan losses charged to expense was $350 thousand, compared to $405 thousand for the same period in 1999, a decrease of $55 thousand or 13.6%. The allowance of possible loan losses was $2.7 million at June 30, 2000. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income

     Noninterest income for the six months ended June 30, 2000 was $2.5 million compared to $2.3 million for the same period in 1999, an increase of $0.2 million or 8.7%. This increase was primarily due to increased revenues from EPW and United Trust whose combined revenues increased $197 thousand during this period. An increase in service charges on deposit accounts of $82 thousand was offset by a decrease of $87 thousand in the gain on sale of loans during this period.

Noninterest Expense

     Total noninterest expense for the six months ended June 30, 2000 was $5.4 million compared to $4.5 million for the same period in 1999, an increase of $0.9 million or 20.0%. This increase was due to increases in salary and benefits expense of $511 thousand (which includes $190 thousand related to the cash payment in lieu of the issuance of performance shares pursuant to the acquisition of EPW), data processing expense of $55 thousand, marketing and business development expense of $94 thousand, which includes a $100 thousand contribution to a local non-profit organization and other operating expense of $218 thousand, which includes REO expense of $90 thousand and $37 thousand in consulting expense.

LIQUIDITY

     During the six months ended June 30, 2000, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and to purchase overnight investments (i.e. federal funds sold). At June 30, 2000, the Company had commitments to originate loans totaling $8.0 million. Management believes the Company has adequate resources to fund all its commitments. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment. As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 2000, the Bank had liquidity of approximately $16.6 million, or approximately 15% of total deposits.

     Management believes the Bank was in compliance with all minimum capital requirements that it was subject to at June 30, 2000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following shares of United Financial common stock, par value $0.01 per share ("United Financial Common Stock"), were issued during the six months ended June 30, 2000:

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on April 25, 2000. At the Annual Meeting 3,045,061 shares were present in person or by proxy. The following matters were submitted to a vote of shareholders:

1.  To elect six persons as members of the Board of Directors.

     The following directors were elected with a summary of the votes cast for each nominee:

                            FOR           AGAINST         ABSTAIN        TERM
Ward J. Curtis            3,044,936         125              -          3 years
Edward D. Foreman         3,044,936         125              -          3 years
Ian F. Irwin              3,042,936       2,125              -          3 years
William B. McQueen        3,044,736         325              -          2 years
Ronald R. Petrini         3,044,486         575              -          3 years
Harold J. Winner          3,044,936         125              -          3 years

  In addition to the foregoing, the following individuals are directors of United Financial whose terms continued after the Annual Meeting:
       Ronald E. Clampitt                                   Jack A. MaCris, M.D.
       David K. Davis, M.D.                                 John B. Norrie
       William A. Eickhoff                                  Neil W. Savage
       Charles O. Lowe                                      John B. Wier, Jr.

2. To ratify the appointment of Grant Thornton L.L.P. as the Company's independent auditors for 2000.
                            FOR           AGAINST          ABSTAIN
                          3,043,061        2,000                -

       Grant Thornton was retained as independent accountants for the Company.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27     Financial Data Schedule

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the period ending June 30, 2000.

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

Date:   August 8, 2000                    By:   /s/ NEIL W. SAVAGE
      -------------------                      ---------------------
                                               Neil W. Savage
                                               President and Chief
                                               Executive Officer


Date:   August 8,2000                     By:   /s/ C. PETER BARDIN
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