Form 10QSB
period 2000-09-30
UNITED FINANCIAL HOLDINGS INC
filed 2000-11-09
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-QSB
                              --------------------

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
================================================================================

  Common Stock, $0.01 Par value                        4,227,757
----------------------------------          ----------------------------------
             Class                          Outstanding as of November 3, 2000
================================================================================

                         UNITED FINANCIAL HOLDINGS, INC.

                                      INDEX

                                                                        PAGE
                                                                       -------
PART I.  FINANCIAL INFORMATION

     ITEM 1.     Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
         At September 30, 2000 and December 31, 1999                      1

         Condensed Consolidated Statements of Earnings -
         For the three and nine months ended September 30, 2000 and 1999  2

         Condensed Consolidated Statements of Comprehensive Income -
         For the three and nine months ended September 30, 2000 and 1999  3

         Condensed Consolidated Statement of Stockholders' Equity -
         For the nine months ended September 30, 2000                     4

         Condensed Consolidated Statements of Cash Flows -
         For the nine months ended September 30, 2000 and 1999            5-6

         Notes to Condensed Consolidated Financial Statements             7-9

     ITEM 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10-15


PART II.  OTHER INFORMATION

     ITEM 1.     Legal Proceedings                                        15

     ITEM 2.     Changes in Securities and Use of Proceeds                16

     ITEM 3.     Defaults upon Senior Securities                          16

     ITEM 4.     Submission of Matters to a Vote of Shareholders          16

     ITEM 5.     Other Information                                        16

     ITEM 6.     Exhibits and Reports on Form 8-K                         16


SIGNATURES                                                                17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                United Financial Holdings, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                September 30,       December 31,
                                                   2000                1999
                                                (unaudited)         (audited)
 ASSETS                                        ---------------   ---------------
 Cash and due from banks                        $    8,803        $   8,866
 Federal funds sold                                  2,679            2,917
 Trading securities                                      -               82
 Securities held to maturity, market value
   of $16,089 and $14,072 respectively              16,366           14,541
 Securities available for sale, at market            9,922            9,924
 Loans, net                                        172,407          153,497
 Premises and equipment, net                         9,512            9,619
 Federal Home Loan Bank stock                          507              507
 Federal Reserve Bank stock                            226              204
 Intangible assets                                   1,990            1,748
 Other real estate owned                               256            1,528
 Other assets                                        6,277            6,048
                                                ---------------  ---------------
              Total assets                       $ 228,945        $ 209,481
                                                ===============  ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits
   Demand                                        $  37,062        $  32,936
   NOW and money market                             68,722           67,914
   Savings and time deposits                        81,248           74,248
                                                ---------------  ---------------
              Total deposits                       187,032          175,098

 Securities sold under agreements to
   repurchase and fed funds purchased               12,256            7,307
 Convertible subordinated debentures                   630              630
 Other liabilities                                   3,451            2,874
                                                ---------------  ---------------
              Total liabilities                    203,369          185,909

 Company-obligated mandatory redeemable capital
 securities of subsidiary trust holding solely
 subordinated debentures of the company              6,750            6,750

 STOCKHOLDERS' EQUITY
   7% convertible preferred stock                      100              100
   Common stock                                         42               42
   Paid-in capital                                  10,019            9,672
   Treasury shares                                    (100)               -
   Accumulated other comprehensive income             (146)            (232)
   Retained earnings                                 8,911            7,240
                                                ---------------  ---------------
              Total stockholders' equity            18,826           16,822
                                                ---------------  ---------------
   Total liabilities and stockholders'equity    $  228,945       $  209,481
                                                ===============  ===============
     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (unaudited) (in thousands, except per share data)
                            Three Months Ended           Nine Months Ended
                         September 30, September 30, September 30, September 30,
                            2000          1999          2000          1999
                         ------------  ------------  ------------  ------------
 Interest income
   Loans and loan fees   $   4,608     $   3,293     $   12,428    $   9,167
   Securities                  442           431          1,223        1,292
   Federal funds sold and
   securitiespurchased under
   reverse repurchase
   agreements                  120            70            402          204
                         ------------  ------------  ------------  ------------
 Total interest income       5,170         3,794         14,053       10,663
 Interest expense
   Deposits                  1,837         1,245          4,989        3,567
   Long-term debt and
   other borrowings            136            57            340          182
   Subordinated debentures
   issued to subsidiary trust  159           158            476          474
                         ------------  ------------  ------------  ------------
 Total interest expense      2,132         1,460          5,805        4,223
                         ------------  ------------  ------------  ------------
   Net interest income       3,038         2,334          8,248        6,440
Provision for loan losses      250           205            600          610
   Net interest income after
   provision for loan losses 2,788         2,129          7,648        5,830
 Other income
   Service charges on
   deposit accounts            275           210            730          584
  Trust & investment mangement 789         1,089          2,346        2,450
   Gain on sale of loans       117            40            281          290
   All other fees and income   153           156            462          502
                         ------------  ------------  ------------  ------------
 Total other income          1,334         1,495          3,819        3,826
 Other expense
   Salaries and employee
   benefits                  1,560         1,535          4,635        4,098
   Occupancy                   136           128            377          388
   Furniture and equipment     143           140            456          438
   Data processing             140           132            433          371
   Marketing and business
   development                  78           156            303          287
   Other                       474           552          1,740        1,601
                         ------------  ------------  ------------  ------------
 Total other expense         2,531         2,643          7,944        7,183
                         ------------  ------------  ------------  ------------
Earnings before income taxes 1,591           981          3,523        2,473
 Income tax expense            604           343          1,295          892
                         ------------  ------------  ------------  ------------
      NET EARNINGS       $     987     $     638     $    2,228    $   1,581
                         ============  ============  ============  ============
Earnings per share:
 Basic                   $     .23     $     .15     $      .53    $     .38
 Diluted                 $     .22     $     .15     $      .50    $     .37
     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)

                             Three Months Ended            Nine Months Ended
                         September 30, September 30, September 30, September 30,
                            2000          1999          2000          1999
                         ------------  ------------  ------------  ------------
Net earnings             $       987   $       638   $     2,228   $     1,581
Other comprehensive income
   Unrealized holding
   gains (losses)                192           (27)          131          (359)
Income tax (expense) benefit
   related to items of
   other comprehensive income    (65)            9           (45)          122
                         ------------  ------------  ------------  ------------

Comprehensive income     $     1,114   $       620   $     2,314   $     1,344
                         ============  ============  ============  ============





































     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                       7%                   Accumulated
                       Con-                 Other
                       vertible             Compre-
              Common   Preferred  Paid-In   hensive  Treasury Retained
              Stock    Stock      Capital   Income   Shares   Earnings Total
              -------  --------   -------   -------- -------- -------- --------
Balance at
 December 31,
   1999       $   42   $    100   $ 9,672   $  (232) $     -  $  7,240 $ 16,822

Net earnings       -          -         -         -        -     2,228    2,228
Dividends on common
   and preferred
   stock           -          -         -         -        -      (557)    (557)
Accumulated other
   comprehensive
   income          -          -         -        86        -         -       86
Treasury shares
   redeemed        -          -         -         -     (100)        -     (100)
Performance shares
   issued          -          -       347         -        -         -      347
              -------  --------   -------   -------- -------- -------- --------

Balance at
  September 30,
    2000      $   42   $    100   $10,019   $  (146) $  (100) $  8,911 $ 18,826
              =======  ========   =======   ======== ======== ======== ========

























     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited) (in thousands)

                                                   Nine Months Ended
                                              September 30,      September 30,
                                                  2000               1999
                                              -------------      --------------
Cash flows from operating activities:
    Net earnings                              $      2,228       $      1,581
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities
       Provision for loan losses                       600                610
       Provision for depreciation and
         amortization                                  592                581
       Unrealized gain on trading securities             -                (32)
       Accretion of securities discount                (10)               (21)
       Amortization of unearned loan fees              (75)              (100)
       Amortization of securities premiums               9                 14
       Gain on sales of loans                         (426)              (491)
       (Increase) in interest receivable              (159)               (44)
       Increase in interest payable                    224                 22
       Decrease (increase) in other assets           1,220             (1,199)
       Increase (decrease) in other liabilities        353               (502)
                                              -------------      --------------
         Net cash provided by
         operating activities                        4,556                419

Cash flows from investing activities:
    Purchase of Federal Reserve Bank stock
    and FHLB stock                                     (23)              (118)
    Net decrease (increase) in Federal funds sold      238             (1,696)
    Principal repayments of held to maturity
      securities                                        24              1,265
    Principal repayments of available for
      sale securities                                  558              2,017
    Proceeds from sale of trading securities            75                  -
    Proceeds from maturities of available for
      sale securities                                1,500              4,000
    Proceeds from maturities of held to
      maturity securities                            1,266                130
    Purchases of available for sale securities      (2,767)            (4,991)
    Purchases of held to maturity securities        (2,310)            (1,899)
    Proceeds from sales of loans                     5,429              5,180
    Net (increase) in loans                        (24,438)           (33,695)
    Capital expenditures                              (396)            (1,015)
                                              --------------      -------------

       Net cash used in investing activities       (20,844)           (30,822)






                             (continued on Page 6)
     See accompanying notes to condensed consolidated financial statements.

                United Financial Holdings, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           (unaudited) (in thousands)

                                                   Nine Months Ended
                                              September 30,      September 30,
                                                  2000               1999
                                              -------------      --------------
Cash flows from financing activities:
   Net (decrease) increase in demand deposits,
     NOW accounts, money market accounts and
     savings accounts                         $      4,866       $     24,674
   Net increase in certificates of deposit           7,067              7,783
   Net increase (decrease) in securities sold
     under agreements to repurchase                  4,949             (2,945)
   Repayment of long-term debt                           -                (34)
   Issuance of Company-obligated mandatory
     redeemable capital securities of
     subsidiary trust holding solely
     subordinated debentures of the Company              -                 750
   Issuance of common stock                              -                 767
   Dividend paid on preferred stock                     (7)                (10)
   Dividend paid on common stock                      (550)               (496)
   Purchase of Treasury Shares                        (100)                  -
                                              -------------      --------------

     Net cash provided by financing activities      16,225              30,489
                                              -------------      --------------

Net increase (decrease) in cash and
   due from banks                                      (63)                 86

Cash and due from banks at beginning
   of period                                         8,866               7,967
                                              -------------      --------------

Cash and due from banks at end of period      $      8,803       $       8,053
                                              =============      ==============

Cash paid during the period for:
   Interest                                   $      5,581       $       4,201
   Income taxes                               $      1,568       $         876

Supplemental Disclosure of Non-cash Activity
Reclassification of loans to foreclosed
  real estate                                 $          -       $       1,038
Non-cash common stock issued                  $        347       $         399










     See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - HOLDING COMPANY AND SUBSIDIARIES BACKGROUND INFORMATION

       United Financial Holdings, Inc. (the "Company") is a registered financial holding company formed in 1982, the principal subsidiary of which is United Bank ("Bank"), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida. The Bank was founded in 1979 and is a community-oriented, full service commercial bank with five branch offices serving the southern Pinellas County area of the State of Florida.

       The Company's other operating subsidiaries are EPW Investment Management, Inc., an investment advisory firm registered under the Investment Advisers Act of 1940 ("EPW") headquartered in Tampa, Florida, with an office in Jacksonville, Florida, and United Trust Company, a Florida-chartered trust company ("United Trust") located in St. Petersburg, Florida. EPW offers investment management services to corporate, municipal and high net worth individual clients throughout the State of Florida. United Trust is a wholesale provider of data processing, administrative and accounting support and asset custody services to professionals holding assets in trust (primarily legal and accounting firms). In addition, United Trust also provides retail trust and investment management services to individual and corporate clients.

NOTE 2 - BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made to fairly state the results for the interim periods. The results of operations of the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

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

                               For the three months ended September 30,
                                       2000                      1999
                                     Weighted  Per              Weighted  Per
                                     Average   Share            Average   Share
                           Earnings  Shares    Amt    Earnings  Shares    Amnt
                           --------  --------- -----  --------  --------- -----
Basic EPS
  Net earnings available to
   common stockholders     $    983  4,230,000 $ .23  $    635  4,165,619 $ .15
                                               =====                      =====
Effect of dilutive securities
  Incremental shares from
    assumed  exercise or
    conversion of:
       Convertible debt           8    152,789               8    152,789
       Preferred stock            3     84,345               3     84,345
       Stock options              -      2,688               -          -
                           --------- ---------        --------  ---------
Diluted EPS
  Net earnings available
   to common stockholders
   and assumed conversions $    994  4,469,822 $ .22  $    646  4,402,753 $ .15
                           ========= ========= =====  ========  ========= =====


                                 For the nine months ended September 30,
                                       2000                      1999
                                     Weighted  Per              Weighted  Per
                                     Average   Share            Average   Share
                           Earnings  Shares    Amt    Earnings  Shares    Amnt
                           --------  --------- -----  --------  --------- -----
Basic EPS
  Net earnings available to
    common stockholders    $  2,221  4,229,493 $ .53  $  1,570  4,093,108 $ .38
                                               =====                      =====
Effect of dilutive securities
  Incremental shares from
    assumed  exercise or
    conversion of:
       Convertible debt           23   152,789              23    152,789
       Preferred stock             7    84,345              11    144,685
       Stock options               -     2,566               -          -
                           --------  --------- -----  --------  --------- -----
Diluted EPS
  Net earnings available
   to common stockholders
   and assumed conversions $  2,251  4,469,193 $ .50  $  1,604  4,390,582 $ .37
                           ========  ========= =====  ========  ========= =====

NOTE 4 - BUSINESS SEGMENT INFORMATION

      United Financial has three reportable segments: Commercial Banking, Trust Services, and Investment Management Services. Corporate and Other includes corporate expenses such as corporate overhead, intercompany transactions, and certain goodwill amortization. The following table presents the Company's Business Segment Information for the three and nine months ended September 30, 2000 and 1999, respectively:

                       For the three months ended September 30, 2000
                       Commercial  Investment  Trust      Corporate
                       Banking     Management  Services   & Overhead   Total
                       ----------  ----------  ---------  ----------  ---------
Net interest income    $   3,136   $       -   $     62   $    (160)  $   3,038
Non interest income          572         426        375         (39)      1,334
                       ----------  ----------  ---------  ----------  ---------
Total revenue              3,708         426        437        (199)      4,372
Loan loss provision          250           -          -           -         250
Non interest expense       1,883         335        280          33       2,531
                       ----------  ----------  ---------  ----------  ---------
Pretax income (loss)       1,575          91        157        (232)      1,591
Income taxes (benefit)       586          35         67         (84)        604
                       ----------  ----------  ---------  ----------  ---------
Segment net income     $     989   $      56   $     90   $    (148)  $     987
                       ==========  ==========  =========  ==========  =========




                       For the three months ended September 30, 1999
                       Commercial  Investment  Trust      Corporate
                       Banking     Management  Services   & Overhead   Total
                       ----------  ----------  ---------  ----------  ---------
Net interest income    $   2,426   $       -   $     47   $     139)  $  2,334
Non interest income          430         395        706         (36)     1,495
                       ----------  ----------  ---------  ----------  ---------
Total revenue              2,856         395        753        (175)     3,829
Loan loss provision          205           -          -           -        205
Non interest expense       1,766         520        347          10      2,643
                       ----------  ----------  ---------  ----------  ---------
Pretax income (loss)         885        (125)       406        (185)       981
Income taxes (benefit)       304         (46)       156         (71)       343
                       ----------  ----------  ---------  ----------  ---------
Segment net income     $     581   $     (79)  $    250   $    (114)  $    638
                       ==========  ==========  =========  ==========  =========





















(Continued on Page 9b)
                                       9 a

Continued from from Page 9a........

                       For the nine months ended September 30, 2000
                       Commercial  Investment  Trust      Corporate
                       Banking     Management  Services   & Overhead   Total
                       ----------  ----------  ---------  ----------  ---------
Net interest income    $   8,561   $       -   $    170   $    (483)  $  8,248
Non interest income        1,559       1,269      1,113        (122)     3,819
                       ----------  ----------  ---------  ----------  ---------
Total revenue             10,120       1,269      1,283        (605)    12,067
Loan loss provision          600           -          -           -        600
Non interest expense       5,643       1,278        928          95      7,944
                       ----------  ----------  ---------  ----------  ---------
Pretax income (loss)       3,877          (9)       355        (700)     3,523
Income taxes (benefit)     1,397          (3)       156        (255)     1,295
                       ----------  ----------  ---------  ----------  ---------
Segment net income     $   2,480   $      (6)  $    199   $    (445)  $  2,228
                       ==========  ==========  =========  ==========  =========




                       For the nine months ended September 30, 1999
                       Commercial  Investment  Trust      Corporate
                       Banking     Management  Services   & Overhead   Total
                       ----------  ----------  ---------  ----------  ---------
Net interest income    $   6,755   $       -   $    133   $    (448)  $  6,440
Non interest income        1,448       1,202      1,284        (108)     3,826
                       ----------  ----------  ---------  ----------  ---------
Total revenue              8,203       1,202      1,417        (556)    10,266
Loan loss provision          610           -          -           -        610
Non interest expense       5,033       1,248        881          21      7,183
                       ----------  ----------  ---------  ----------  ---------
Pretax income (loss)       2,560         (46)       536        (577)     2,473
Income taxes (benefit)       907         (16)       213        (212)       892
                       ----------  ----------  ---------  ----------  ---------
Segment net income     $   1,653   $     (30)  $    323   $    (365)  $  1,581
                       ==========  ==========  =========  ==========  =========




















                                       9 b

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

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

Overview

       Total assets of the Company were $228.9 million at September 30, 2000, compared to $209.5 million at December 31, 1999, an increase of $19.4 million or 9.3%. This increase was primarily the result of the Company's internal growth of earning assets (primarily loans) funded by an increase in deposits and securities sold under agreements to repurchase.

Investment Securities

       Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $26.3 million at September 30, 2000, compared to $24.4 million at December 31, 1999, an increase of $1.9 million or 7.8%. Included in investment securities at September 30, 2000, were $9.9 million of securities held as "available for sale" to provide the Company greater flexibility to respond to changes in interest rates and liquidity. These securities have been recorded at market value.

Loans

       Total loans were $176.3 million at September 30, 2000, compared to $156.9 million at December 31, 1999, an increase of $19.4 million or 12.4%. For the same period, real estate mortgage loans increased by $8.4 million or 7.7%, commercial loans increased by $11.4 million or 27.5%, and all other loans including consumer loans decreased by $.5 million or 7.4%. Loans net of allowance for loan loss and unearned fees were $172.4 million at September 30, 2000 compared to $153.5 million at December 31, 1999.

       The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars in thousands):

                                      September 30, 2000     December 31, 1999
                                      ------------------     -----------------
Real estate mortgage loans:
  Commercial real estate              $      85,410          $      82,622
  One-to-four family residential              9,663                  7,933
  Multifamily residential                    16,250                 13,603
  Construction and land development           5,765                  4,585
                                      ------------------     -----------------
   Total real estate mortgage loans         117,088                108,743

Commercial loans                             52,823                 41,358
Consumer loans                                5,353                  5,930
Other loans                                     986                    839
                                       -----------------     -----------------
      Gross loans                           176,250                156,870
Allowances for loan losses                   (2,755)                (2,341)
Unearned fees                                (1,088)                (1,032)
                                       -----------------     -----------------
      Total loans net of
      allowance and unearned fees      $    172,407          $     153,497
                                       =================     =================

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

       The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):
                                            For the nine months ended
                                      September 30, 2000    September 30, 1999
                                      ------------------    ------------------
Allowance at beginning of period      $        2,341        $        1,984
Charge-offs:
  Real estate loans                                -                   144
  Commercial loans                               227                   269
  Consumer loans                                  17                    25
                                      ------------------    ------------------
      Total charge-offs                          244                   438
Recoveries:
  Real estate loans                               25                     -
  Commercial loans                                29                    25
  Consumer loans                                   4                     -
                                      ------------------    ------------------
      Total recoveries                            58                    25
Net charge-offs                                  186                   413
Provision for loan losses                        600                   610
                                      ------------------    ------------------
Allowance at end of period            $        2,755        $        2,181
                                      ==================    ==================

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

       The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):
                                      September 30, 2000    December 31, 1999
                                      ------------------    -----------------
Real estate loans                     $           484       $        1,462
Commercial loans                                  314                  453
Consumer loans                                      -                    -
                                      ------------------    -----------------
     Total non-accrual loans                      798                1,915
Other real estate                                 256                1,528
Accruing loans 90 days past due                     2                  441
                                      ------------------    -----------------
     Total nonperforming assets       $         1,056       $        3,884
                                      ==================    =================
Bank Premises and Equipment
       Bank premises and equipment was $9.5 million at September 30, 2000, compared to $9.6 million at December 31, 1999, a decrease of $0.1 million or 1.0%. This decrease was primarily due to the depreciation of the buildings and equipment and amortization of leasehold improvements.

Deposits
       Total deposits were $187.0 million at September 30, 2000, compared to $175.1 million at December 31, 1999, an increase of $11.9 million or 6.8%. During the nine months ended September 30, 2000, demand deposits increased $4.2 million, NOW and money market deposits increased $0.8 million, and savings deposits and time deposits increased $7.0 million.

Long-term Debt and Convertible Subordinated Debentures
       There was no long-term debt outstanding (excluding convertible subordinated debentures) at either September 30, 2000 or December 31, 1999. During both periods, $630 thousand in convertible subordinated debentures were outstanding.

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

Stockholders' Equity
       Stockholders' equity was $18.8 million at September 30, 2000, or 8.21% of total assets, compared to $16.8 million, or 8.02% of total assets at December 31, 1999. At September 30, 2000, the Bank's Tier I (core) Capital ratio was 7.67%, its Tier I Risk-based Capital ratio was 9.40%, and its Total Risk-based Capital ratio was 10.65%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to year to date net income, less dividends declared and treasury shares redeemed, and increases in the market value of securities available for sale, net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999

Overview
       Net income for the three months ended September 30, 2000 was $987 thousand or $0.22 per share diluted, compared to $638 thousand or $0.15 per share diluted for the same period in 1999. On a pre-tax basis, United Trust earned $157 thousand in 2000 versus $406 thousand in 1999, EPW earned $91 thousand versus $82 thousand (before deducting $207 thousand of costs associated with the cash payment in lieu of the issuance of revenue shares) and the Bank's pre-tax profits increased to $1.6 million from $885 thousand during this same period.

Analysis of Net Interest Income
       Interest income for the three months ended September 30, 2000 was $5.2 million, compared to $3.8 million for the same period in 1999, a $1.4 million or 36.8% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of loans as well as a general increase in interest rates. Interest expense was $2.1 million for the three months ended September 30, 2000, compared to $1.5 million for the same period in 1999, a $0.6 million or 40.0% increase. This increase is primarily due to an increase in interest bearing liabilities as well as a general increase in interest rates.

Provision for Loan Losses
       For the three months ended September 30, 2000, the provision for loan losses charged to expense was $250 thousand, compared to $205 thousand for the same period in 1999, an increase of $45 thousand or 21.9%. The allowance of possible loan losses was $2.8 million at September 30, 2000. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income
       Noninterest income for the three months ended September 30, 2000 was $1.3 million compared to $1.5 million for the same period in 1999, a decrease of $0.2 million or 13.3%. This decrease was primarily due to an extraordinary fee of $350 thousand from a trust account for services provided in conjunction with the sale of a closely held company in 1999, partially offset by an increase in service charges on deposit accounts and gain on sale of loans.

Noninterest Expense
       Total noninterest expense for the three months ended September 30, 2000 was $2.5 million compared to $2.6 million for the same period in 1999, a decrease of $0.1 million or 3.8%. This decrease was due to lower marketing and business development expenses and lower consulting expense included in the "other" category.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999

Overview
       Net income for the nine months ended September 30, 2000 was $2.2 million or $0.50 per share diluted, compared to $1.6 million or $0.37 per share diluted for the same period in 1999. On a pre-tax basis, United Trust earned $355 thousand in 2000 versus $536 thousand in 1999, EPW's pre-tax operating profits (before deducting $280 thousand of costs associated with a cash payment in lieu of the issuance of performance shares) increased to $289 thousand from $250 thousand (before deducting $297 thousand of costs associated with the cash payment in lieu of the issuance of performance shares) during this period and the Bank's pre-tax profits increased to $3.9 million from $2.6 million during this same period.

Analysis of Net Interest Income
       Interest income for the nine months ended September 30, 2000 was $14.1 million, compared to $10.7 million for the same period in 1999, a $3.4 million or 31.8% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of loans as well as a general increase in interest rates. Interest expense was $5.8 million for the nine months ended September 30, 2000, compared to $4.2 million for the same period in 1999, a $1.6 million or 38.1% increase. This increase is primarily due to an increase in interest bearing liabilities as well as a general increase in interest rates.

Provision for Loan Losses
       For the nine months ended September 30, 2000, the provision for loan losses charged to expense was $600 thousand, compared to $610 thousand for the same period in 1999, a decrease of $10 thousand or 1.6%. The allowance of possible loan losses was $2.8 million at September 30, 2000. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income
       Noninterest income for the nine months ended September 30, 2000 was $3.8 million unchanged from the same period in 1999. EPW and United Trust's combined revenues increased $246 thousand in 2000, adjusting for the extraordinary fee of $350 thousand recorded in 1999. An increase in service charges on deposit accounts of $146 thousand was partially offset by a decrease of $49 thousand in the gain on sale of loans and other fees during this period.

Noninterest Expense
       Total noninterest expense for the nine months ended September 30, 2000 was $7.9 million compared to $7.2 million for the same period in 1999, an increase of $0.7 million or 9.7%. This increase was due to increases in salary and benefits expense of $537 thousand, data processing expense of $62 thousand, and other operating expense of $139 thousand, which includes REO expense of $129 thousand.

LIQUIDITY
       During the nine months ended September 30, 2000, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and to purchase overnight investments (i.e. federal funds sold). At September 30, 2000, the Company had commitments to originate loans totaling $8.2 million. Management believes the Company has adequate resources to fund all its commitments. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment. As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 2000, the Bank had liquidity of approximately $19.9 million, or approximately 11% of total deposits.

      Management believes the Bank was in compliance with all minimum capital requirements that it was subject to at September 30, 2000.

      For  information   concerning  the  recent  announcement  of  the  pending
acquisition of First Security Bank in Sarasota, Florida by the Company, please see PART II. ITEM 5. "OTHER INFORMATION".

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following shares of United Financial common stock, par value $0.01 per share ("United Financial Common Stock"), were issued during the nine months ended September 30, 2000:

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         The Company announced on October 6, 2000 an agreement to purchase 100% of the stock of First Security Bank, located in Sarasota. Completion of the transaction is subject to First Security Bank shareholder approval and other customary conditions. The purchase price is anticipated to be in a range of $5 to $5.5 million, payable in a combination of cash and convertible preferred stock. The agreement also contemplates that additional incentive shares may be payable based on First Security's achieving certain future financial targets.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27       Financial Data Schedule

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the period ending September 30, 2000.

                UNITED FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

       Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED FINANCIAL HOLDINGS, INC.
                                   (Registrant)

Date:   November 3, 2000            By:   /s/ NEIL W. SAVAGE
      --------------------          -------------------
                                    Neil W. Savage
                                    President and Chief Executive Officer



Date:   November 3, 2000            By:   /s/ C. PETER BARDIN
      --------------------          --------------------
                                    C. Peter Bardin
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)