Form 10KSB
period 2000-12-31
UNITED FINANCIAL HOLDINGS INC
filed 2001-03-09
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-KSB
                              --------------------
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
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
         ST. PETERSBURG, FLORIDA                           (Zip Code)
  (Address of Principal Executive Offices)
                                 (727) 898-2265
                (Issuer's Telephone Number, Including Area Code)
                             ----------------------
        Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                        Name of Each Exchange
                   Title of each class                   on Which Registered
                          None                                  None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share

Check whether the issuer:(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's gross revenues for its most recent fiscal year was $24,220,783.

The aggregate market value of the Common Stock of the issuer held by non-affiliates as of February 21, 2001, was approximately $12,587,052, as computed by reference to the closing price of the Common Stock as quoted on the Nasdaq National Market System on such date. As of February 21, 2001, there were 4,448,373 issued and outstanding shares of Common Stock of the issuer.

Transitional Small Business Disclosure Format (check one): Yes ___ No   X

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of the issuer for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's 2000 fiscal year are incorporated by reference into Part III of this Form 10-KSB.

                         UNITED FINANCIAL HOLDINGS, INC.

                                   FORM 10-KSB

                       Fiscal Year Ended December 31, 2000

Item Number in
Form 10-KSB                                                            Page
================================================================================
                                     PART I

     1.  Description of Business                                         1

     2.  Description of Property                                         20

     3.  Legal Proceedings                                               20

     4.  Submission of Matters to a Vote of Security-Holders             20

                                     PART II

     5.  Market for Common Equity and Related Stockholder Matters        21

     6.  Management's Discussion and Analysis or Plan of Operation       23

     7.  Consolidated Financial Statements                               45

     8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      45

                                    PART III

     9.  Directors, Executive Officers, Promoters and Control Persons
           Compliance with Section 16(a) of the Exchange Act             45

    10.  Executive Compensation                                          46

    11.  Security Ownership of Certain Beneficial
           Owners and Management                                         46

    12.  Certain Relationships and Related Transactions                  46

    13.  Exhibits and Reports on Form 8-K                                46

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     United Financial Holdings, Inc. (the "Company") is a registered bank holding company formed in 1982, the principal subsidiary of which is United Bank and Trust Company (the "Bank"), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida. The Bank was founded in 1979 and is a community-oriented, full service commercial bank with six branch offices serving Pinellas County, Florida. The Bank provides a broad range of traditional banking services with emphasis on commercial loans and loans under the lending program of the U.S. Small Business Administration (the "SBA"). The Company's operations include three business segments: commercial banking, trust services, and investment advisory services, which constituted 94.2%, 8.3% and (2.5%), respectively, of the Company's 2000 pre-tax income before corporate overhead. At December 31, 2000, the Company had consolidated total assets of $243.5 million, net loans of $182.0 million, deposits of $202.2 million and stockholders' equity of $19.5 million.

     The Bank is a community-oriented full service, commercial bank currently operating from six branch offices serving Pinellas County, Florida. It offers consumer and commercial loans, ATM cards, credit cards, and a full range of deposit account types, including demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit. Additionally, the Bank offers Internet banking and a bill payment service. The primary focus of the Bank's commercial lending activities is on loans to small and medium sized businesses and professional firms. The Bank's commercial loans include loans secured by real estate or other assets, loans made under the SBA's lending program and secured and unsecured loans to small businesses. The Company believes the Bank is the largest originator, among similarly sized financial institutions, of SBA loans in the State of Florida (measured by dollar volume of loans originated).

     The Company's other operating subsidiaries are EPW Investment Management, Inc., formerly Eickhoff, Pieper, & Willoughby, Inc., an investment advisory firm registered under the Investment Advisers Act of 1940 ("EPW") headquartered in Tampa, Florida, with an office in Jacksonville, Florida, and United Trust Company, a Florida-chartered trust company ("United Trust") registered with the Florida Department of Banking and Finance and located in St. Petersburg, Florida. EPW offers investment management services to corporate, municipal and high net worth individual clients throughout the State of Florida. As of December 31, 2000, EPW had $352.1 million in assets under management. United Trust is a wholesale provider of data processing, administrative and accounting support and asset custody services to professionals holding assets in trust (primarily legal and accounting firms). United Trust also provides retail trust and investment management services to individual and corporate clients. As of December 31, 2000, United Trust had $326.7 million in assets under trust.

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

     As a result of this business strategy, the Company's total assets have increased from approximately $122.7 million at December 31, 1996 to $243.5 million at December 31, 2000. The Company's consolidated net revenues increased from $10.7 million for the year ended December 31, 1996 to $15.6 million for the year ended December 31, 2000. During this period of asset and revenue growth, the Company's net income increased from $1.5 million for the year ended December 31, 1996 to $3.1 million for the year ended December 31, 2000.

     The Company intends to continue selectively adding branches in its market area, and to that end completed its purchase and opening of a new branch in November 2000. The Company has no current plans to add Bank branches outside of the Pinellas County market. The Company's current goal is to open one new branch each year. Accordingly, in the future, the Company may consider strategic expansion though the acquisition of other banks or bank branches or by de novo branching. Similar to the Company's previous efforts that resulted in it establishing United Trust and acquiring EPW, the Company may consider from time to time expansion opportunities into other business lines that might add to the Company's non-interest income and the acquisition or development of other businesses that the Company considers complementary to its existing business. For example, in March 1999, the Company acquired a 5% equity interest in United

Insurance Holding, LC, a property and casualty insurance company, and in 2000 it increased its minority investment in that company to approximately 16%. From time to time, the Company may commence similar exploratory efforts to evaluate the possibility of acquiring or establishing similar or additional lines of business.

     In September 2000, the Company signed a definitive agreement to acquire First Security Bank ("Security") in Sarasota, Florida. Security, opened in 1999, has one office located in the downtown section of Sarasota. Total assets at December 31, 2000 were $26.7 million. The purchase of Security will be facilitated by a combination of the Company's issuance of "Series One Preferred Stock" and cash, based on an agreed value of $5.5 million, subject to certain adjustments to be determined at closing. Up to $2.2 million of the purchase price may be paid in cash at the seller's election. The shares of the Series One Preferred Stock are deemed to be equal to $8.00 per share and can be converted into Common Stock of the company upon Security's achieving certain net interest income targets. The Agreement contemplates the Company expanding Security's community banking services in the Sarasota and adjoining markets. It is anticipated that the transaction will close sometime in early 2001.

MARKET AREA

     Currently, the Bank has six offices located in Pinellas County, Florida, which is the Bank's primary market area. The population of Pinellas County was estimated to be 899,000 on April 1, 1999 by the University of Florida's Bureau of Economic and Business Research. This compares with a population of 852,000 at the 1990 census and 729,000 at the 1980 census. Pinellas County has been a retirement and tourism destination for many years, and over 25% of its population is over 65 years of age, compared with a state-wide average of 18%.

     According to information published by the Florida Bankers Association, as of September 30, 2000, Pinellas County was the fourth largest county in Florida in terms of bank and thrift deposits, with total deposits of $13.3 billion, or 6.53% of the state's total deposits. There is a significant seasonal population increase during the months of November to April of each year; seasonal residents are not included in the cited population statistics. The Company believes that while the population of Pinellas County will continue to grow, the rate of growth is likely to be lower than the population growth rate of the State of Florida as a whole, and is likely to slow due to the nature of the market area. As a peninsula surrounded on the south, east and west by water, Pinellas County has limited room for future development. The local economy is dependent upon service industries, manufacturing, tourism, and medical facilities as its major sources of employment and commerce.

     United Trust's primary market for retail business is also Pinellas County. Its wholesale services are marketed more widely to the Tampa Bay Area, consisting of Pinellas, Hillsborough, Pasco and Manatee Counties. EPW markets its services to high net worth individuals and to commercial and governmental clients throughout the State of Florida and secondarily in the Southeastern United States.

     Pinellas County is a highly competitive market for financial, trust and investment services. The Bank faces competition for deposits from other commercial banks, thrift institutions, money market funds and credit unions. Competition for loans of the types originated by the Bank is also strong. Management believes that Pinellas County is considered an attractive market by financial institutions seeking to obtain deposits, as evidenced by the 293 offices of commercial banks and thrift institutions existing in Pinellas County at September 30, 2000.

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

     As of December 31, 2000, the scheduled maturities of deposits of $100,000 or more were as follows (dollars in thousands):

          Three months or less................................ $      11,276
          Over three through six months.......................         3,872
          Six through twelve months...........................         7,415
          Over twelve months..................................         5,450
                                                               -------------
                                                               $      28,013
                                                               =============
     The Bank offers a full range of deposit services, including checking and other transaction accounts, savings accounts and time deposits. The following table sets forth the principal types of deposit accounts offered and the aggregate amounts of such accounts at December 31, 2000 (dollars in thousands):

                                           Weighted                     Percent
                                           Average                      of Total
                                           Interest Rate   Amount       Deposits
                                           -------------   ------       --------
   Non-interest bearing.............          0.00%        $  37,051      18.3%
   NOW and Money Market accounts....          3.49            78,887      39.0
   Savings..........................          2.05             4,573       2.3
   Time deposits with original maturities of:
      One year or less..............          5.94            66,429      32.9
      Over 1 year through 5 years...          6.39            15,212       7.5
                                                            --------    -------
      Total time deposits...........          6.09            81,641      40.4
                                                            --------    -------
      Total deposits................          3.65%        $ 202,152     100.0%
                                                           =========    =======

     At December 31, 2000, scheduled maturities of time deposits were as follows (dollars in thousands):
     Period Ended December 31,                                      Percent of
                                                     Time              Time
                                                    Deposits         Deposits
                                                   ----------       -----------
           2001................................... $   66,429          81.3%
           2002...................................      9,635          11.8
           2003...................................      3,236           4.0
           2004...................................        706            .9
           2005...................................      1,635           2.0
                                                   ----------        ----------
             Total time deposits.................. $   81,641         100.0%
                                                   ==========        ==========

LENDING ACTIVITIES

Overview

     The primary source of income generated by the Bank is interest earned on loans held in the Bank's loan portfolio. The Bank's lending activities include commercial, real estate and consumer loans. During 2000, the Bank's net loans increased $28.5 million.

Commercial Loans

     The Bank offers commercial loans for working capital purposes, business expansion, seasonal needs, acquisition of equipment, and other business needs. Collateral pledged to secure these loans may include equipment, accounts receivable, or other assets. The Bank often requires personal guarantees of these loans.

SBA Loans

     The SBA lending program was established by Congress in 1953 to assist new and established small businesses in obtaining necessary capital. Under this program, the SBA guarantees up to 90% of the principal balance of the loan, subject to a maximum guarantee per loan of $1,000,000, thereby removing a portion of the credit risk to the lending financial institution and generally enabling lenders to offer loans under this program at more attractive interest rates for borrowers than other available financing. The SBA loans originated by the Company typically have SBA guarantees for 60% to 90% of the principal balance of the loan. The existence of a secondary market for the guaranteed portion of the SBA loans provides the Bank an opportunity to sell the guaranteed portion of the loans and obtain additional liquidity and income. The Bank typically services such loans and receives servicing fees with respect to such loans.

     The only loans sold by the Bank during 2000, 1999 and 1998 were SBA loans. When the Bank sells an SBA loan and retains the servicing of the loan, a servicing asset is recorded. The book value of such assets, which the Company believes approximates the fair value of such assets, at December 31, 2000, 1999, 1998 was $392 thousand, $408 thousand, and $141 thousand, respectively. Amortization expense relating to such servicing assets of $43 thousand, $25 thousand and $13 thousand was recorded for 2000, 1999 and 1998, respectively. The Company periodically reviews these assets for impairment. No valuation for impairment of these assets was deemed necessary for the periods presented.

     At December 31, 1998, the Bank had $6.6 million of SBA loans, of which approximately 22.0% was guaranteed by the SBA. During 1998, the Bank sold guaranteed portions of its SBA loans totaling $2.9 million. At December 31, 1999, the Bank had $10.6 million of SBA loans, of which approximately 27.4% was guaranteed by the SBA. During 1999, the Bank sold guaranteed portions of its SBA loans totaling $8.1 million. At December 31, 2000 the Bank had $12.5 million of SBA loans, of which approximately 32.7% was guaranteed by the SBA. During 2000, the Bank sold guaranteed portions of its SBA loans totaling $5.1 million. The Bank recognized gains on the sale of SBA loans during 1998, 1999 and 2000 of $239 thousand, $442 thousand and $286 thousand, respectively, and had loan servicing fees on SBA loans during 1998, 1999 and 2000 of $148 thousand, $166 thousand and $210 thousand, respectively.

Real Estate Loans

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

     The following tables set forth information concerning the loan portfolio, based on total dollars and percent of portfolio, by collateral type as of the dates indicated (dollars in thousands):
                                                  At December 31,
                                            2000          1999          1998
                                       ----------    ----------   -----------
Real estate mortgage loans:
  Commercial real estate...............$   84,556    $   82,622    $   60,693
  One-to-four family residential.......     9,685         7,933         7,075
  Multifamily residential..............    16,185        13,603         6,673
  Construction and land development....     6,382         4,585         3,572
                                       ----------    ----------    ----------
     Total real estate mortgage loans..   116,808       108,743        78,013

Commercial loans.......................    61,970        41,358        34,904
Consumer loans.........................     5,501         5,930         4,438
Other loans............................     1,551           839         1,803
                                       ----------    ----------    ----------
  Gross loans..........................   185,830       156,870       119,158
Allowances for loan losses.............    (2,761)       (2,341)       (1,984)
Unearned fees                              (1,041)       (1,032)         (628)
                                       ----------    ----------    ----------
     Total loans net of allowance
     and unearned fees.................$  182,028    $  153,497    $  116,546
                                       ==========    ==========    ==========

                                                  At December 31,
                                            2000          1999          1998
Real estate mortgage loans:
  Commercial real estate...............     45.6%         52.7%         50.9%
  One-to-four family residential.......      5.2           5.1           5.9
   Multifamily residential.............      8.7           8.7           5.6
  Construction and land development....      3.4           2.9           3.1
                                       ----------    ----------    ----------
     Total real estate mortgage loans..     62.9          69.4          65.5

Commercial loans.......................     33.3          26.4          29.3
Consumer loans.........................      3.0           3.7           3.7
Other Loans............................      0.8           0.5           1.5
                                       ----------    ----------    ----------
  Gross loans..........................    100.0%        100.0%        100.0%
                                       ==========    ==========    ==========

The following table sets forth the contractual  amortization of real estate and commercial loans at December 31, 2000 and December 31, 1999. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The table also sets forth the dollar amount of loans scheduled to mature after one year, according to their interest rate characteristics (dollars in thousands):
                                  December 31, 2000      December 31, 1999
                                  ---------------------  ----------------------
                                  Real                   Real
                                  Estate     Commercial  Estate      Commercial
                                  ---------------------  ----------------------
Amounts due:
  One year or less..............  $  35,389  $  46,451   $  38,999   $  29,181
  After one through five years..     70,706     11,653      54,665       8,578
  More than five years..........     10,713      3,866      15,079       3,599
                                  ---------  ---------   ---------   ---------
      Total.....................  $ 116,808  $  61,970   $ 108,743   $  41,358
                                  =========  =========   =========   =========

Interest rate terms on amounts due after one year:
  Adjustable....................  $  50,930  $   2,502   $  40,533   $     701
  Fixed.........................     30,489     13,017      29,208      11,476
                                  ---------  ---------   ---------   ---------
      Total.....................  $  81,419  $  15,519   $  69,741   $  12,177
                                  =========  =========   =========   =========
INVESTMENT MANAGEMENT SERVICES

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

CREDIT ADMINISTRATION

     The loan approval process consists of a combination of individual and committee loan authority. Individual lending authority is based upon experience and is broken down into secured and unsecured requests. The Officers' Loan Committee (the "Officers' Loan Committee") is made up of commercial lenders and credit administration personnel. The Officers' Loan Committee currently has final approval on all unsecured credit for $100,000 to $1,000,000 and secured credits for $250,000 to $1,000,000. The General Loan Committee (the "General Loan Committee") is made up of four non-employee directors, the CEO of the Board of Directors of the Company ("Board of Directors") and the President of the Bank. The General Loan Committee has final approval authority for all loans over $1,000,000 to the legal lending limit of the Bank, except for loans involving directors of the Company which must be approved by a vote of the full Board of Directors of the Bank with the interested director not present during the loan discussion and vote.

     The Bank has a policies and procedures manual that addresses the specific underwriting guidelines for specific types of credits. Any deviation from these guidelines is considered to be a policy exception that must be outlined during the approval process and voted upon by the appropriate committee or approved by a loan officer with sufficient lending authority. The guidelines are reviewed and approved by the Board of Directors of the Bank on an annual basis.

     The Bank's lending philosophy is to extend credit to businesses or individuals in the Bank's market area who demonstrate sufficient cash flow to repay the debt and whose track record indicate they are borrowers with whom the Bank desires to establish an ongoing lending relationship.

     The loan portfolio is under continued review in order to monitor potential credit deterioration. Loans are graded at their inception by the loan officers. Credit administration reviews existing credits on an on-going basis. The Bank also employs an independent third-party loan review company that reviews specific larger size credits on a quarterly basis. This quarterly review is presented to the General Loan Committee for its further review.

ASSET QUALITY

Allowance/Provision for Loan Losses

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

     The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):

                                                  At December 31,
                                            2000          1999          1998
                                       ----------    ----------   -----------

Allowance at beginning of period...... $    2,341    $    1,984   $     1,647
Charge-offs:
  Real estate loans...................         26           144           195
  Commercial loans....................        250           274           212
  Consumer loans......................         38            42            19
                                       ----------    ----------   -----------
      Total charge-offs...............        314           460           426
Recoveries:
  Real estate loans...................         25             -             -
  Commercial loans....................         54            31             9
  Consumer loans......................          5             1             2
                                       ----------    ----------   -----------
      Total recoveries................         84            32            11
Net charge-offs.......................        230           428           415
Provision for loan losses.............        650           785           752
                                       ----------    ----------   -----------
Allowance at end of period............ $    2,761    $    2,341   $     1,984
                                       ==========    ==========   ===========

     The following table presents information regarding the Company's total allowance for loan losses as well as its general allocation of such amount to the various loan categories based upon management's estimates (dollars in thousands):
                                        At December 31,
                             2000                1999                1998
                      ------------------  ------------------  ------------------
Allowance Allocation          Percentage          Percentage          Percentage
                               of Loan             of Loan             of Loan
                      Amount  Portfolio   Amount  Portfolio   Amount  Portfolio
                      ------------------  ------------------  ------------------
Performing/not classified:
Commercial Loans....  $   570       30%   $   448       24%   $   485        27%
Real Estate Loans...    1,116       59      1,063       64        607        59
Consumer Loans......      105        5         78        7        121         7
                      -------    ------   -------    ------   -------    -------
    Subtotal            1,791       94      1,589       95      1,213        93

Non-performing/ classified:
Marginal............      127        3        112        3         29         3
Substandard.........      836        3        362        2        677         4
Doubtful............        -        -          -        -         51         -
Loss................        -        -          -        -          -         -
                      -------    ------   -------    ------   -------    -------
Subtotal............      963        6        474        5        757         8
Unallocated.........        7        -        278        -         14         -
                      -------    ------   -------    ------   -------    -------
    Total             $ 2,761      100%   $ 2,341      100%   $ 1,984       100%
                      =======    ======   =======    ======   =======    =======

Nonperforming Assets
     Nonperforming assets include (i) loans which are 90 days or more past due and have been placed into non-accrual status, (ii) accruing loans that are 90 days or more delinquent that are deemed by management to be adequately secured and in the process of collection, and (iii) ORE (i.e., real estate acquired through foreclosure or deed in lieu of foreclosure). All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the possibility of collecting additional interest is deemed insufficient to warrant further accrual. As a matter of policy, interest is not accrued on loans past due 90 days or more unless the loan is both well secured and in process of collection. When a loan is placed in non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received.

     The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):
                                                  At December 31,
                                            2000          1999          1998
                                       ----------    ----------   ----------
Real estate loans................      $      309    $    1,462   $    2,820
Commercial loans.................             277           453        1,181
Consumer loans...................               -             -            -
                                       ----------    ----------   ----------
   Total non-accrual loans.......             586         1,915        4,001
Other Real Estate................             175         1,528        1,015
Accruing Loans 90 days past due..             107           441          449
                                       ----------    ----------   ----------
   Total nonperforming assets....      $      868    $    3,884   $    5,465
                                       ==========    ==========   ==========
     The amount of gross interest income that would have been earned on nonperforming loans was $48 thousand at December 31, 2000.

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

EMPLOYEES
     At December 31, 2000, the Company had 96 full-time and 8 part-time employees, none of whom were represented by a union or subject to a collective bargaining agreement. The Company believes its relations with its employees to be good.

SUPERVISION AND REGULATION
Overview

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

Regulation of the Company
     The Company is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHC Act"). As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

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

Financial Services Modernization Legislation
     On November 12, 1999 the President signed into law the Gramm-Leach-Bliley Act ("Act"), a sweeping piece of financial services reform legislation that for the first time will permit commercial banks to affiliate with investment banks and insurance companies through a holding company structure and will greatly expand the range of activities in which bank affiliates and subsidiaries may engage. The Act repeals key provisions of the Glass-Steagall Act of 1933 that have heretofore prohibited banks from affiliating with entities engaged principally in securities underwriting activities and overrides those state laws that prohibit affiliations of banks and insurance companies or either discriminate against or have a substantially adverse effect on banks selling insurance.

     The Act amends the BHC Act to authorize new "financial holding companies" ("FHCs"). Under the FHC provisions of the Act, a BHC can qualify to become an FHC if all of its bank and thrift subsidiaries are well capitalized and well managed and have a CRA rating of "satisfactory" or better. Once a BHC becomes an FHC, it is permitted to conduct any securities, insurance and merchant banking activities, as well as any other activities that are "financial in nature" or incidental or complementary to a financial activity, such as developing financial software, hosting internet web sites relating to financial matters and operating a travel agency. Under the regulatory structure prescribed by the Act, the Federal Reserve will act as the "umbrella regulator" for the FHC, with each FHC subsidiary subject to supervision and regulation by its own functional regulator or agency.

     The Act also gives banks the option of conducting certain newly-permitted financial activities in a subsidiary rather than using an FHC. Banks that satisfy the well capitalized well managed and CRA requirements applicable to FHCs will be able to establish "financial subsidiaries" that are permitted to conduct all financial activities as agency and some financial activities as principal such as securities underwriting. The main activities in which financial subsidiaries are prohibited from engaging are insurance underwriting, real estate development and, at least for the next five years, merchant banking.

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

Regulation of the Bank
     The Bank is organized as a Florida-chartered commercial bank and is regulated and supervised by the Florida Department of Banking and Finance (the "Department"). In addition, the Bank is regulated and supervised by the Federal Reserve, which serves as its primary federal regulator and, to a lesser extent, by the Federal Deposit Insurance Corporation ("FDIC") as the administrator of the fund that insures the Bank's deposits. Accordingly, the Department and the Federal Reserve conduct regular examinations of the Bank, reviewing the adequacy of the loan loss reserves, quality of loans and investments, propriety of management practices, compliance with laws and regulations, and other aspects of the Bank's operations. In addition to these regular examinations, the Bank must furnish to the Federal Reserve quarterly reports containing detailed financial statements and schedules. The capital ratios of the Bank at December 31, 2000 all exceed the current regulatory minimum guidelines for a "well capitalized" bank.

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

Deposit Insurance

     The Bank is subject to FDIC deposit insurance assessments. The Bank is also subject to a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized, (ii) adequately capitalized, and (iii) undercapitalized. An institution is also assigned, by the FDIC, to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates on deposits for an institution in the highest category (i.e., "well capitalized" and "healthy") are less than assessment rates on deposits for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). The Bank is categorized as "well capitalized" as of December 31, 2000.

     In addition to FDIC insurance assessments, the Bank is also subject to assessments used to pay interest on bonds issued by the Financing Corporation (the "FICO") under the Deposit Insurance Funds Act (the "Funds Act"). Prior to enactment of the Funds Act, only insurance payments by SAIF-member institutions were available to satisfy FICO's interest payment obligations. Through the end of 2000, the FICO assessment rate on BIF-assessable deposits is required by the statute to be one-fifth of the SAIF rate. Thereafter, FICO assessment rates for members of both insurance funds will presumably be equalized.

     Currently, the FICO assessment rate for BIF-assessable deposits is 0.0021 percent (or 2.1 basis points) and the FICO assessment rate for SAIF assessable deposits is 0.0021 percent (or 2.1 basis points). In 2000, the Bank's total FICO payment obligation was $36,286, all of which was attributable to the BIF-assessable deposits.

The Bank has no SAIF assessable deposits.

Capital Requirements

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

     The minimum guidelines for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital (i.e., 4% of risk-weighted assets) must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities. As of December 31, 2000 the Company's leverage ratio was 10.26%.

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

     The Federal Reserve has issued final regulations to implement the "prompt corrective action" provisions of the FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The Federal Reserve also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (iv) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. As of December 31, 2000, the Company met the criteria to be considered well capitalized, with Tier 1 and total capital equal to 11.90% and 13.28% of its respective total risk-weighted assets. While the Company's capital levels have been in excess of those required to be maintained by a "well capitalized" financial institution, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relative short period of time, making an additional capital infusion necessary.

Dividends

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

     Under Federal law, if, in the opinion of the federal banking regulator, a bank or thrift under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such regulator may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDICIA's "prompt corrective action" regulations adopted by the federal banking agencies, a depository institution may not pay any dividend to its holding company if payment would cause it to become undercapitalized or if it already is undercapitalized.

Federal Reserve System

     The Federal Reserve regulations require banks to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations, effective November 28, 2000, generally require that reserves be maintained against aggregate transaction accounts as follows: (i) for accounts aggregating $42.8 million or less the reserve requirement is 3%; and (ii) for accounts greater than $42.8 million, the reserve requirement is $1.284 million plus 10.0% against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. As of December 31, 2000, the Bank was in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the Department. These reserve requirements are subject to annual adjustments by the Federal Reserve and higher reserve requirements may be imposed in the future. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

Liquidity

     Under Florida banking regulations, the Bank is required to maintain a daily liquidity position equal to at least 15% of its total transaction accounts and 8% of its total nontransaction accounts, less those deposits of public funds for which security has been pledged as provided by law. The Bank may satisfy its liquidity requirements with cash on hand (including cash items in process of collection), deposits held with the Federal Reserve, demand deposits due from correspondent banks, Federal funds sold, interest-bearing deposits maturing in 31 days or less and the market value of certain unencumbered, rated, investment-grade securities and securities issued by Florida or any county, municipality or other political subdivision within the State. The Federal Reserve also reviews the Bank's liquidity position as part of its examination and imposes similar requirements on the Bank. Any Florida-chartered commercial bank that fails to comply with its liquidity requirements generally may not further diminish liquidity either by making any new loans (other than by discounting or purchasing bills of exchange payable at sight) or by paying dividends. At December 31, 2000, the Bank's net liquid assets exceeded the minimum amount required under the applicable Florida regulations.

Monetary Policy and Economic Controls

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

Future Legislation

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

CHANGES IN ACCOUNTING STANDARDS

     The FASB has issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was effective for the Company's fiscal year beginning January 1, 1997. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished.

     SFAS 125 will be replaced by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS 125 without reconsideration. The Company does not expect SFAS 140 to have a material impact on the Company's statement of operations or balance sheet.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS 133 is effective, as amended, for fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it was, the type of hedge transaction. For fair-value hedge transactions in which the Company hedges changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings. The Company has no present plans to engage in hedging activities and does not anticipate the adoption of SFAS 133 to have a material impact on the Company's statement of operations or balance sheet.

ITEM 2.       DESCRIPTION OF PROPERTY

     The principal executive offices of the Company, the Bank and United Trust are located in an office building at 333 Third Avenue North, St. Petersburg, Florida 33701. This facility was renovated in 1997, is owned by the Company and has a total of five floors and approximately 47,400 square feet of usable space. The Company and its subsidiaries occupy a total of approximately 25,000 square feet on the first two floors and a portion of the third floor of the building. As of December 31, 2000, the balance of the building was leased to tenants. Adequate parking, lobby, safe deposit boxes, and drive-thru facilities are provided to customers of the Bank at this location.

     The Bank has additional branch locations at 5801 49th Street North (North Office), 5601 Park Street North (Five Towns Office), 6500 Gulf Boulevard (St. Pete Beach Office), 7490 Bryan Dairy Road (Bryan Dairy Office) and 3029 Enterprise Road (Enterprise Office), all in Pinellas County Florida. Except for the Five Towns and Enterprise offices, these facilities are owned by the Company. All offices offer both lobby and drive-thru banking facilities except for Five Towns which offers only lobby facilities to the Bank's customers. The Five Towns Office is leased for a term expiring October 31, 2001, with four renewal options. The Enterprise offices is leased for a term expiring on October 21, 2013, with 15 renewal options of 5 years each.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no matters submitted to a vote of the Company's security-holders during the fourth quarter of its fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"), are quoted on the Nasdaq SmallCap Market under the symbol UFHI. At the close of business on February 21, 2001, there were outstanding 4,448,323 shares of Common Stock which were held by approximately 375 record and beneficial shareholders.

     The following table sets forth the high and low closing sales prices for the Common Stock as quoted by Nasdaq for the period indicated:

                                                            High         Low
                                                          --------     -------
                  YEAR ENDED DECEMBER 31, 1998:
                  Fourth Quarter (from December 11, 1998)  $7.63        $7.25

                  YEAR ENDED DECEMBER 31, 1999:
                  First Quarter                            $7.75        $6.50
                  Second Quarter                           $7.50        $6.38
                  Third Quarter                            $7.25        $6.63
                  Fourth Quarter                           $7.19        $6.69

                  YEAR ENDED DECEMBER 31, 2000:
                  First Quarter                            $7.00        $6.50
                  Second Quarter                           $7.38        $6.63
                  Third Quarter                            $7.82        $7.25
                  Fourth Quarter                           $7.63        $7.00

     Since 1995, the Company has declared and paid quarterly cash dividends on the Common Stock to record holders of the Common Stock at each calendar quarter end, payable on the last day of the following month. Starting in the first quarter of 1997, such dividends were paid at the rate of $0.0333 per share of Common Stock until the third quarter of 1998, when a dividend of $0.04 per share was declared. The dividend rate was increased to $0.05 per share in the third quarter of 2000. Regular quarterly cash dividends were declared throughout 2000. The Company currently has no plans to modify the amount or timing of such dividends.

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

     In March 1999, the Company purchased a $273,000 equity position, or approximately 5 percent, in United Insurance Holdings, LC ("Insurance Holdings"). In October 2000, the Company increased its ownership by an additional $892,000, bringing its total investment to approximately $1,165,000 or 16 percent. Insurance Holdings is the parent company of United Property Insurance and Casualty Company, Inc. The Company has the option to acquire, at its election, up to an aggregate of 20 percent of the common equity of Insurance Holdings, if and when bank holding company regulations permit such an investment. Additionally, the Company originally made a $1 million loan advance to Insurance Holdings with a maturity date of June 8, 1999. The loan was subsequently renewed for $0.5 million and was paid in full in January 2001. One director of the Company also serves as a director of Insurance Holdings.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2000 AND DECEMBER 31, 1999

Overview

     Total assets of the Company were $243.5 million at December 31, 2000, compared to $209.5 million at December 31, 1999, an increase of $34.0 million or 16.2%. This increase was primarily the result of the Company's internal growth of earning assets (primarily loans) funded by an increase in deposits.

Investment Securities

     Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $27.3 million at December 31, 2000, compared to $24.4 million at December 31, 1999, an increase of $2.9 million or 11.9%. At December 31, 2000, the Company held certain securities totaling $11.3 million as available for sale. These securities have been recorded at market value.

Loans

     Total loans were $185.8 million at December 31, 2000, compared to $156.9 million at December 31, 1999, an increase of $28.9 million or 18.4%. For the same period, real estate mortgage loans increased by $8.1 million or 7.4%, commercial loans increased by $20.6 million or 49.8%, and all other loans including consumer loans increased by $0.3 million or 4.2%. Net loans were $182.0 million at December 31, 2000, compared to $153.5 million at December 31, 1999.

Asset Quality and Allowance for Loan Losses

     The allowance for loan losses amounted to $2.8 million at December 31, 2000, compared to $2.3 million at December 31, 1999, an increase of $0.5 million or 21.7%. During 2000, $314 thousand in loans were charged off, $650 thousand was added to the allowance for loan losses through a provision, which was accounted for as an expense, reducing net income, and $85 thousand was recovered from loans previously charged off.

Nonperforming Assets

     Nonperforming assets were $.9 million at December 31, 2000, compared to $3.9 million at December 31, 1999. Nonperforming assets at December 31, 2000 consisted of nonperforming loans of $.7 million and other real estate owned
(ORE) of $.2 million. ORE owned consists of two properties, both of which have been listed for sale. Management believes that these properties are carried at values that are equal to their current market value.

Bank Premises and Equipment

     Bank premises and equipment were $10.1 million at December 31, 2000, compared to $9.6 million at December 31, 1999, an increase of $.5 million or 5.2%. This increase was primarily due to the acquisition of a new branch site and related equipment, less the depreciation of buildings and equipment and amortization of leasehold improvements.

Deposits

     Total deposits were $202.2 million at December 31, 2000, compared to $175.1 million at December 31, 1999, an increase of $27.1 million or 15.5%. From December 31, 1999 to December 31, 2000, demand deposits increased $4.1 million, NOW and money market deposits increased $11.0 million, savings deposits decreased $0.3 million, time deposits of $100 thousand or greater increased $11.3 million, and other time deposits increased $.9 million.

Convertible Subordinated Debentures

     Convertible subordinated debentures of $630 thousand were outstanding as of December 31, 2000 and December 31, 1999. The debentures were subsequently called on January 15, 2001, and the full balance was converted into 152,783 shares of Common Stock.

Mandatory Redeemable Capital Securities of Subsidiary Trust

     In December 1998, the Company, through a statutory business trust created and owned by the Company, issued $6,749,600 (including an overallotment of $749,600 that closed on January 14, 1999) of 9.40% Cumulative Trust Preferred Securities that will mature on December 10, 2028. The principal assets of the statutory business trust are debentures issued to the Company in an aggregate amount of $6.96 million, with an interest rate of 9.40% and a maturity date of December 10, 2028. See Note D of the Consolidated Financial Statements for additional information.

Stockholders' Equity

     Stockholders' equity was $19.5 million at December 31, 2000, or 8.02% of total assets, compared to $16.8 million, or 8.02% of total assets at December 31, 1999. At December 31, 2000, the Bank's Tier I (core) Capital ratio was 7.21%, its Tier I Risk-based Capital ratio was 9.27%, and its Total Risk-based Capital ratio was 10.53%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to the Company's 2000 net income, less dividends declared.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000
AND 1999

Overview
     Net income for the year ended December 31, 2000 was $3.1 million or $0.69 per share diluted, compared to $2.3 million or $0.54 per share diluted for the same period in 1999. On a pre-tax basis, United Trust earned $476 thousand in 2000 versus $679 thousand in 1999, EPW's pre-tax operating profits (before deducting $495 thousand of costs associated with the issuance of certain performance shares issued pursuant to the acquisition of EPW) increased to $350 thousand from $302 thousand during this period and the Bank's pre-tax profits increased to $5.4 million from $3.8 million during this same period.

Business Segment Information
     The  Company's  operations  include  three  business  segments:  commercial banking, trust services (operated through United Trust) and investment management services (operated through EPW). The following are the results of operations for these three segments for the years ended December 31, 2000 and 1999 (dollars in thousands).

                                   Years Ended December 31,
                            2000                             1999
               -------------------------------  --------------------------------
               Comm'l   United         Company  Comm'l   United         Company
               Banking  Trust   EPW    Total    Banking  Trust    EPW   Total
               -------- ------ ------- -------- -------- ------ ------- --------
Interest
 income....... $ 19,034 $  244 $     - $ 19,278 $ 14,580 $  196 $    -  $ 14,776
Interest
 expense......    7,438      -       -    7,438    5,264      -      -     5,264
               -------- ------ ------- -------- -------- ------- ------ --------
Net interest
 income.......   11,596    244       -   11,840    9,316     196     -     9,512
Loan loss
 provision....      650      -       -      650      785       -     -       785
               -------- ------ ------- -------- -------- ------- ------ --------
Net interest income
 after loan loss
 provision....   10,946    244       -   11,190    8,531     196     -     8,727
Noninterest
 income.......    2,024  1,519   1,701    5,244    2,001   1,630  1,593    5,224
General and
 Administrative
 expenses.....    7,571  1,214   1,846   10,631    6,760   1,108  1,588    9,456
Amortization of
 goodwill.....       14     73       -       87       15      39      -       54
               -------- ------ ------- -------- -------- ------- ------ --------
Total noninterest
 expense......    7,585  1,287   1,846   10,718    6,775   1,147  1,588    9,510
               -------- ------ ------- -------- -------- ------- ------ --------
Net income (loss)
 before taxes..$  5,385 $  476 $  (145)   5,716 $  3,757 $   679 $    5    4,441
               ======== ====== =======          ======== ======= ======
Net corporate overhead expense......        929                              786
Income tax expense......                  1,733                            1,322
                                       --------                         --------
Net income....                         $  3,054                         $  2,333
                                       ========                         ========

     Commercial Banking Activities. The Company's commercial banking activities are conducted through the Bank. Net interest income of the Bank for the year ended December 31, 2000 was $11.6 million, compared to $9.3 million for the same period in 1999, a $2.3 million or 24.7% increase. Based on the Company's analysis of its loan portfolio and loan loss reserve, the loan loss provision was decreased to $650 thousand for 2000, compared to $785 thousand for 1999. Non-interest income for 2000 was $2.0 million, unchanged from 1999. Total non-interest expense was $7.6 million for 2000, compared to $6.8 million for 1999, an 11.8% increase. Net income before taxes was $5.4 million for 2000, compared to $3.8 million for 1999, a 42.1% increase.

     Trust Activities. United Trust reported net income before taxes of $476 thousand for the year ended December 31, 2000, compared to $679 thousand for 1999, a decrease of $203 thousand. Results from 1999 included an extraordinary fee of $350 thousand from a trust account for services provided in conjunction with the sale of a closely held company.

     Investment Advisory Activities. Net loss before taxes for EPW was $145 thousand for the year ended December 31, 2000, compared to net income before taxes of $5 thousand for the same period of 1999, a $150 thousand decrease. In 2000, expenses of $495 thousand were incurred due to the issuance of "performance shares" pursuant to the acquisition of EPW as compared to expenses of $297 thousand in 1999. At December 31, 2000 all liability relating to the acquisition of EPW has been recognized and no more "performance shares" will be issued. Income before taxes without this expense would have been $350 thousand, an increase of $48 thousand over 1999. This increase would have been primarily due to an increase in the volume of assets under management by EPW.

Analysis of Net Interest Income

     Net interest income for the year ended December 31, 2000 was $11.2 million, compared to $8.9 million for the same period in 1999, a $2.3 million or 25.8% increase. Interest income was $19.1 million for the year ended December 31, 2000, compared to $14.7 million for the same period in 1999, a $4.4 million or 29.9% increase. Interest expense was $7.9 million for the year ended December 31, 2000, compared to $5.8 million for the same period in 1999, a $2.1 million or 36.2% increase.

The   following   table   summarizes   the   average   yields   earned   on
interest-earning   assets  and  the  average  rates  paid  on   interest-bearing
liabilities  for the  years  ended  December  31,  2000  and  1999  (dollars  in thousands):
                                      Years Ended December 31,
                                   2000                       1999
                        --------------------------- ----------------------------
                          Average           Average  Average           Average
                          Balance  Interest  Rate    Balance  Interest  Rate
                         --------- -------- ------- --------- -------- -------
Summary of average
rates/interest earning
assets:
Interest earning assets:
  Loans, net(1)......... $ 166,605 $ 17,030  10.22% $ 133,243 $ 12,784  9.59%
  Securities:
  Investment securities
   - taxable............    25,496    1,618   6.35     25,344    1,613  6.36
  Investment securities
  - non-taxable (2).....       744       37   7.89        854       43  7.99
  Federal funds sold....     7,211      452   6.27      5,454      270  4.95
                         --------- --------         --------- --------
  Total earning assets..   200,056 $ 19,137   9.58%   164,895 $ 14,710  8.94%

  Non-earning assets....    28,279                     26,534
                         ---------                  ---------
Total average assets.... $ 228,335                  $ 191,429
                         =========                  =========
Interest bearing liabilities:
  NOW & money market.... $  69,137  $ 2,414   3.49% $  57,058 $  1,628  2.85%
  Savings...............     4,974      102   2.05      5,230      107  2.05
  Time, $100,000 & over..   22,053    1,338   6.07     13,437    7,004  5.21
  Time other............    53,188    2,980   5.60     50,911    2,527  4.96
  Convertible subordinated
    debentures..........       630       50   8.00        630       50  8.00
  Long-term debt........         -        -      -         11        1  9.09
  Trust preferred
   securities...........     6,750      633   9.40      6,750      633  9.40
  Other borrowings......    12,512      423   3.38      7,296      193  2.65
                         --------- --------         --------- --------
Total interest bearing
  liabilities...........   169,244 $  7,940   4.69%   141,323 $  5,839  4.13%

Non-Interest bearing
 liabilities:
  Deposits..............    37,841                     31,779
  Other.................     3,006                      2,354
  Stockholders' equity..    18,244                     15,973
                         ---------                  ---------
Total liabilities and
  stockholders' equity   $ 228,335                  $ 191,429
                         =========                  =========
  Net interest & net
   interest spread......           $  11,197  4.89%           $   8,871 4.80%
                                   =========  =====           ========= =====
  Net interest margin...                      5.61%                     5.40%
                                             ======                     =====
(1)   Includes non-accrual loans. (2) Yield calculated on a tax adjusted basis.

     The following table reflects the change in net interest income due to changes in the volume and rate of the Company's assets and liabilities for the twelve-month period ended December 31, 2000:

                                               Increase (Decrease)
                               -------------------------------------------------
Changes in net interest income
(dollars in thousands)                                   Combination
                                  Volume        Rate     Rate/Volume    Total
                               ------------ ------------ -----------  ----------
Interest earning assets:
  Loans, net...................$      3,201 $        836 $       209  $   4,246
  Securities:
  Investment securities
  - taxable....................          10           (5)         (0)         5
  Investment securities
  - non-taxable................          (9)          (1)          4         (6)
  Federal funds sold...........          87           72          23        182
                               ------------ ------------ -----------  ----------
Total change in interest
  income.......................       3,289          902         236      4,427

Interest bearing liabilities:
  NOW & money market...........         345          364          77        786
  Savings......................          (5)           0           0         (5)
  Time, $100,000 & over........         449          115          74        638
  Time other...................         113          325          15        453
  Convertible subordinated
   debentures..................           -            -           -          -
  Long-term debt...............          (1)          (1)          1         (1)
  Trust preferred securities...           -            -           -          -
                                                                   -
  Other borrowings.............         138           54          38        230
                               ------------- ----------- -----------  ----------
Total change in interest
 expense.......................       1,039          857         205      2,101
                               ------------- ----------- -----------  ----------
Increase in net interest
 income........................$      2,250  $        45 $        31  $   2,326
                               ============= =========== ===========  ==========

Noninterest Income

     Noninterest income for the year ended December 31, 2000 was $5.1 million, unchanged from the same period in 1999. Increases in service charges on deposits and loan servicing fees of $261 thousand were offset by decreases in gains on sale of SBA loans and other service charges.

     The following table indicates the components of noninterest income for the years ended December 31, 2000 and 1999 (dollars in thousands):

                                               For the Years Ended
                                                   December 31,
                                                                Increase/
                                             2000     1999      (Decrease)
                                           -------  -------    ------------
Service charges on deposit accounts....... $ 1,014  $   797    $    217
Trust and investment management income....   3,172    3,176          (4)
Other service charges, fees, and income...     267      363         (96)
Loan servicing fees.......................     210      166          44
Net trading account profit................      (6)      42         (48)
Income on cash value life insurance.......     141      135           6
Gain on sale of SBA loans.................     286      442        (156)
                                           -------  -------     -------
Total noninterest income.................. $ 5,084  $ 5,121     $   (37)
                                           =======  =======     =======

Noninterest Expense

     Total noninterest expense for the year ended December 31, 2000 was $10.8 million, compared to $9.6 million for the same period in 1999, an increase of $1.2 million or 12.5%. Substantially all of the increase was in salary and benefits, and includes the expense of staffing new branch offices as well as an increase in expense related to the EPW "performance shares."

     The following table reflects the components of noninterest expense for the years ended December 31, 2000 and 1999 (dollars in thousands):

                                               For the Years Ended
                                                   December 31,
                                                                Increase/
                                             2000     1999      (Decrease)
                                           -------  -------    ------------
Salaries and employee benefits............ $ 6,501  $ 5,361    $     1,140
Occupancy expense.........................     514      520             (6)
Furniture and equipment expense...........     604      607             (3)
Data processing expense...................     587      487            100
Legal and professional fees...............     208      175             33
Amortization of intangible assets.........     118       85             33
Advertising...............................     367      352             15
Telephone expense.........................     189      185              4
Stationery and supplies...................     181      177              4
Directors fees............................     243      191             52
Postage expense...........................     108      112             (4)
Consulting fees...........................     151      275           (124)
Other operating expenses..................   1,073    1,025             48
                                           -------  -------    -----------
Total noninterest expense................. $10,844  $ 9,552    $     1,292
                                           =======  =======    ===========

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

Loans

     Total loans were $156.9 million at December 31, 1999, compared to $119.2 million at December 31, 1998, an increase of $37.7 million or 31.6%. For the same period, real estate mortgage loans increased by $30.7 million or 39.47%, commercial loans increased by $6.5 million or 18.6%, and all other loans including consumer loans increased by $0.5 million or 8.4%. Net loans were $153.5 million at December 31, 1999, compared to $116.5 million at December 31, 1998.

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

Nonperforming Assets

     Nonperforming assets were $3.9 million at December 31, 1999, compared to $5.5 million at December 31, 1998. Nonperforming assets at December 31, 1999 consisted of nonperforming loans of $2.4 million and ORE owned of $1.5 million. A nonperforming loan in the amount of $1.3 million is being paid on a monthly basis on a pre-judgment stipulation and interest and principal are being recorded on a cash basis as received. ORE owned consisted of one property which has been listed for sale. Management believes that this property is carried at a value that is equal to its current market value.

Bank Premises and Equipment

     Bank premises and equipment were $9.6 million at December 31, 1999, compared to $9.3 million at December 31, 1998, an increase of $.3 million or 3.2%. this increase was primarily due to the acquisition of a new branch site and related equipment, less the depreciation of buildings and equipment and amortization of leasehold improvements.

Deposits

     Total deposits were $175.1 million at December 31, 1999, compared to $139.1 million at December 31, 1998, an increase of $36.0 million or 25.9%. From December 31, 1998 to December 31, 1999, demand deposits increased $5.3 million, NOW and money market deposits increased $19.4 million, savings deposits increased $0.2 million, time deposits of $100 thousand or greater increased $5.3 million, and other time deposits decreased $6.0 million.

Long-term Debt and Convertible Subordinated Debentures

     Long-term debt outstanding (excluding convertible subordinated debentures) was $0 thousand at December 31, 1999, compared to $34 thousand at December 31, 1998, a decrease of $34 thousand. The decrease was due to the repayment of the debt of a subsidiary of the Company. In addition, $630 thousand in convertible subordinated debentures were outstanding during both periods.

Mandatory Redeemable Capital Securities of Subsidiary Trust

     In December 1998, the Company, through a statutory business trust created and owned by the Company, issued $6,749,600 (including an overallotment of $749,600 that closed on January 14, 1999) of 9.40% Cumulative Trust Preferred Securities that will mature on December 10, 2028. The principal assets of the statutory business trust are debentures issued to the Company in an aggregate amount of $6.96 million, with an interest rate of 9.40% and a maturity date of December 10, 2028. See Note D of the Consolidated Financial Statements for additional information.

Stockholders' Equity

     Stockholders' equity was $16.8 million at December 31, 1999, or 8.02% of total assets, compared to $14.8 million, or 8.61% of total assets at December 31, 1998. At December 31, 1999, the Bank's Tier I (core) Capital ratio was 7.16%, its Tier I Risk-based Capital ratio was 9.16%, and its Total Risk-based Capital ratio was 10.41%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to the Company's net income, less dividends declared.

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

Business Segment Information

      The Company's  operations  include  three  business  segments:  commercial banking, trust services (operated through United Trust) and investment management services (operated through EPW). The following are the results of operations for these three segments for the years ended December 31, 1999 and 1998 (dollars in thousands).

                                     Years Ended December 31,
                            1999                             1998
               -------------------------------  --------------------------------
               Comm'l   United         Company  Comm'l   United         Company
               Banking  Trust   EPW    Total    Banking  Trust    EPW   Total
               -------- ------ ------- -------- -------- ------ ------- --------
Interest
 income....... $ 14,580 $  196 $    -  $ 14,776 $ 12,561 $  171 $     - $ 12,732
Interest
 expense......    5,264      -      -     5,264    5,066      -       4    5,070
               -------- ------ ------  -------- -------- ------ ------- --------
Net interest
 income.......    9,316    196      -     9,512    7,495    171     (4)    7,662
Loan loss
 provision....      785      -      -       785      752      -      -       752
               -------- ------ ------  -------- -------- ------ ------- --------
Net interest
 income after
 loan loss
 provision....    8,531    196      -     8,727    6,743    171      (4)   6,910
Noninterest
 income.......    2,001  1,630  1,593     5,224    1,646    956   1,447    4,049
General and
 administrative
 expenses.....    6,760  1,108  1,588     9,456    5,637    926   1,356    7,919
Amortization
 of goodwill..       15     39       -       54       15     25       1       41
               -------- ------ ------  -------- -------- ------ ------- --------
Total noninterest
 expense......    6,775  1,147  1,588     9,510    5,652    951   1,357    7,960
               -------- ------ ------  -------- -------- ------ ------- --------
Net income
 before taxes..$  3,757 $  679 $    5     4,441 $  2,737 $  176 $    86    2,999
               ======== ====== ======           ======== ====== =======
Net corporate
 overhead
 expense......                              786                              232
Income tax
 expense......                            1,322                            1,010
                                       --------                         --------
Net income....                         $  2,333                         $  1,757
                                       ========                         ========

      Commercial Banking Activities. The Company's commercial banking activities are conducted through the Bank. Net interest income of the Bank for the year ended December 31, 1999 was $9.3 million, compared to $7.5 million for the same period in 1998, a $1.8 million or 24.0% increase. Based on the Company's analysis of its loan portfolio and loan loss reserve, the loan loss provision was increased to $785 thousand for 1999, compared to $752 thousand for 1998. Non-interest income for 1999 was $2.0 million, compared to $1.6 million for 1998, an increase of $0.4 million or 25.0%. Total non-interest expense was $6.8 million for 1999, compared to $5.7 million for 1998, a 19.3% increase. Net income before taxes was $3.8 million for 1999, compared to $2.7 million for 1998, an 40.7% increase.

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

      Investment Advisory Activities. Net income before taxes for EPW was $5 thousand for the year ended December 31, 1999, compared to $86 thousand for the same period of 1998, an $81 thousand decrease. In 1999, expenses of $297 thousand were incurred due to the issuance of "performance shares" pursuant to the acquisition of EPW as compared to expenses of $124 thousand in 1998. Income before taxes without this expense would have been $302 thousand, an increase of $92 thousand over 1998. This increase would have been primarily due to an increase in the volume of assets under management by EPW resulting in part from higher market values of the assets under management.

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

      The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the years ended December 31, 1999 and 1998 (dollars in thousands):

                                      Years Ended December 31,
                                   1999                       1998
                        --------------------------- ----------------------------
                          Average           Average  Average           Average
                          Balance  Interest  Rate    Balance  Interest  Rate
                         --------- -------- ------- --------- -------- -------
Summary of average
rates/interest earning
assets:
Interest earning assets:
  Loans, net(1)......... $ 133,243 $ 12,784   9.59% $ 102,197 $ 10,382   10.16%
  Securities:
  Investment securities
  - taxable.............    25,344    1,613   6.36     26,325    1,714    6.51
  Investment securities
  - non-taxable (2).....       854       43   7.99        570       31    8.63
  Federal funds sold....     5,454      270   4.95      9,821      532    5.42
                         --------- -------- ------- --------- -------- -------
  Total earning assets..   164,895   14,710   8.94%   138,913   12,659    9.13%
  Non-earning assets....    26,534                     22,711
                         ---------                  ---------
Total average assets.... $ 191,429                  $ 161,624
                         =========                  =========

Interest bearing liabilities:
  NOW & money market.... $  57,058    1,628   2.85% $  50,328    1,564    3.11%
  Savings...............     5,230      107   2.05      4,742       97    2.05
  Time, $100,000 & over..   13,437    7,004   5.21      9,850      534    5.42
  Time other............    50,911    2,527   4.96     49,455    2,669    5.40
  Convertible subordinated
    debentures..........       630       50   8.00        630       50    8.00
  Long-term debt........        11        1   9.09      2,329      200    8.59
  Trust preferred
   securities...........     6,750      633   9.40        300       28    9.40
  Other borrowings......     7,296      193   2.65      4,736      126    2.66
                         --------- -------- ------- --------- -------- -------
Total interest bearing
  liabilities...........   141,323    5,839   4.13%   122,370    5,268    4.30%

Non-Interest bearing
 liabilities:
  Deposits..............    31,779                     25,276
  Other.................     2,354                      2,152
  Stockholders' equity..    15,973                     11,826
                         ---------                  ---------
Total liabilities and
 stockholders'equity.... $ 191,429                  $ 161,624
                         =========                  =========
  Net interest & net
   interest spread......            $  8,871  4.80%            $ 7,391   4.82%
                                    ========  =====            =======   =====
  Net interest margin...                      5.40%                      5.33%
                                              =====                      =====

(1)    Includes non-accrual loans.
(2)    Yield calculated on a tax adjusted basis.

      The following table reflects the change in net interest income due to changes in the volume and rate of the Company's assets and liabilities for the twelve month period ended December 31, 1999:

                                               Increase (Decrease)
                               -------------------------------------------------
Changes in net interest income
(dollars in thousands)                                   Combination
                                  Volume        Rate     Rate/Volume    Total
                               ------------ ------------ -----------  ----------
Interest earning assets:
  Loans, net.................. $      3,154 $      (577) $     (175)  $   2,402
  Securities:
  Investment securities
  - taxable...................          (64)        (38)          1        (101)
  Investment securities
  - non-taxable...............           25          (4)         (9)         12
  Federal funds sold..........         (237)        (45)         20        (262)
                               ------------ ------------ ------------ ----------
Total change in
  interest income.............        2,878        (664)       (163)      2,051

Interest bearing liabilities:
  NOW & money market..........          209        (128)        (17)         64
  Savings.....................           10           -           -          10
  Time, $100,000 & over.......          194         (21)         (7)        166
  Time other..................           79        (214)         (7)       (142)
  Convertible subordinated
   debentures.................            -           -           -           -
  Long-term debt..............         (199)         12         (12)       (199)
  Trust preferred securities..          606           -          (1)        605
  Other borrowings............           68          (1)          -          67
                               ------------ ------------- ----------- ----------
Total change in interest
  expense.....................          967        (352)        (44)        571
                               ------------ ------------- ----------- ----------
Increase (decrease) in net
 interest income.............. $      1,911 $      (312)  $    (119)  $   1,480
                               ============ ============= =========== ==========

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

      The following table indicates the components of noninterest income for the years ended December 31, 1999 and 1998 (dollars in thousands):
                                               For the Years Ended
                                                   December 31,
                                                                Increase/
                                             1999     1998      (Decrease)
                                           -------  -------    ------------
Service charges on deposit accounts....... $   797  $   707    $         90
Trust and investment management income....   3,176    2,355             821
Other service charges, fees, and income...     363      415             (52)
Loan servicing fees.......................     166      148              18
Net trading account profit................      42       87             (45)
Income on cash value life insurance.......     135      137              (2)
Gain on sale of SBA loans.................     442      239             203
                                           -------  -------    ------------
Total noninterest income.................. $ 5,121  $ 4,088    $      1,033
                                           =======  =======    ============

Noninterest Expense

      Total noninterest expense for the year ended December 31, 1999 was $9.6 million, compared to $8.0 million for the same period in 1998, an increase of $1.6 million or 20.0%.

      The following table reflects the components of noninterest expense for the years ended December 31, 1999 and 1998 (dollars in thousands):
                                               For the Years Ended
                                                   December 31,
                                                                Increase/
                                             1999     1998      (Decrease)
                                           -------  -------    ------------
Salaries and employee benefits............ $ 5,361  $ 4,631    $        730
Occupancy expense.........................     520      522              (2)
Furniture and equipment expense...........     607      512              95
Data processing expense...................     487      437              50
Legal and professional fees...............     175      121              54
Amortization of intangible assets.........      85       79               6
Advertising...............................     352      302              50
Telephone expense.........................     185      171              14
Stationery and supplies...................     177      137              40
Directors fees............................     191      191               -
Postage expense...........................     112       90              22
Consulting fees...........................     275       41             234
Other operating expenses..................   1,025      725             300
                                           -------  -------    ------------
Total noninterest expense................. $ 9,552  $ 7,959    $      1,593
                                           =======  =======    ============

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

     The Investment and Asset/Liability Committee of the Board of Directors of the Bank reviews the Bank's liquidity, which is its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, and other cash demands. The primary sources of funds consist of deposits, amortization and prepayments of loans, sales of investments, other funds from operations and the Bank's capital. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB") and has the ability to borrow to supplement its liquidity needs.

     When the Bank's primary sources of funds are not sufficient to meet deposit outflows, loan originations and purchases and other cash requirements, the Bank may supplementally borrow funds from the FHLB and from other sources. The FHLB acts as an additional source of funding for banks and thrift institutions that make residential mortgage loans.

     FHLB borrowings, known as "advances", are secured by the Bank's mortgage loan portfolio, and the terms and rates charged for FHLB advances vary in response to general economic conditions. As a shareholder of the FHLB, the Bank is authorized to apply for advances from this bank. A wide variety of borrowing plans are offered by the FHLB, each with its own maturity and interest rate. The FHLB will consider various factors, including an institution's regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. As of December 31, 2000, the Company had no FHLB advances outstanding.

     A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as determined by the rules of the Department, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. The Company complies with applicable liquidity reserve requirements. As of December 31, 2000, the Bank had liquidity of approximately $19.7 million or approximately 9.3% of total deposits combined with borrowings. The Company's primary sources of funds consist of principal payments on loans and investment securities, proceeds from sales and maturities of securities available for sale and net increases in deposits. The Company uses its funds principally to purchase investment securities and fund existing and continuing loan commitments. At December 31, 2000, the Company had commitments to originate loans totaling $32.3 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 2000 total $66.4 million as of December 31, 2000. Management believes the Company has adequate resources to fund all its commitments, and, if so desired, that it can adjust the rates on certificates of deposit to retain deposits in a changing interest-rate environment.

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

      The cumulative one-year gap at December 31, 2000 was a positive $28.1 million or a positive 11.5% (expressed as a percentage of total assets). The Company performs an income simulation analysis to measure net interest income volatility when the portfolio is subjected to a 200 basis point interest rate shock. Based on the results of this simulation and the current interest rate environment (taking into account competitive pricing and generally increasing interest rates), the Company believes that its gap position as of December 31, 2000 was appropriate, and currently anticipates that a similar positive gap position will continue in the subsequent one year time period.

      The following table presents the maturities or repricing of interest-earning assets and interest-bearing liabilities at December 31, 2000. The balances shown have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed-rate loans are shown in the periods in which they are scheduled to be repaid according to contractual amortization and, where appropriate, prepayment assumptions based on the coupon rates in the portfolio have been used to adjust the repayment amounts. Repricing of time deposits is based on their scheduled maturities.

                          INTEREST SENSITIVITY ANALYSIS
                             (dollars in thousands)

                    0 to 3    4 to 12  13 to 36  37 to 60    60+
                    Months    Months    Months    Months    Months    Total
                   --------  --------  --------  --------  --------  --------
ASSETS:
  Federal funds
  sold...........  $ 4,961   $     -   $     -   $     -   $      -  $ 4,961
  Securities.....    1,606     2,092     4,587     8,827    10,220    27,332
  Total Loans....   86,427    40,988    37,048    12,450     8,916   185,829
                   --------  --------  --------  --------  --------  --------
Total rate
  sensitive
  assets.........  $92,994   $43,080   $41,635   $21,277   $19,136   $218,122
                   =======   =======   =======   =======   =======   ========

LIABILITIES:
  Interest
   demand........  $30,162   $     -   $     -   $48,725   $     -   $ 78,887
  Savings........      640         -         -     3,933         -      4,573
  Time deposits..   30,437    35,992    12,871     2,341         -     81,641
  Other
   borrowings....   10,162         -         -         -         -     10,162
  Long term debt..     630         -         -         -     6,749      7,379
                   --------  --------  --------  --------  --------  --------
Total rate sensitive
  liabilities..... $72,031   $35,992   $12,871   $54,999   $ 6,749   $182,642
                   =======   =======   =======   =======   =======   ========

Dollar gap........ $20,963   $ 7,088   $28,764  $(33,722)  $12,387   $ 35,480
Cumulative
 dollar gap....... $20,963   $28,051   $56,815  $ 23,093   $35,480   $ 35,480
Cumulative gap/total
 assets(1)........   8.61%    11.52%    23.33%     9.49%    14.57%     14.57%
-------------------
(1) Calculated based on total assets of $243,461.


The following tables presents various operating ratios at the period ended or for the period ended:

                                                December 31,
                                         2000            1999          1998
                                      ------------   ------------- ------------
Return on average assets............     1.34%           1.22%         1.09%
Return on average equity............    16.74%          14.61%        14.86%
Equity to total assets..............     8.02%           8.03%         8.59%
Dividend payout.....................    25.00%          28.46%        30.51%
Net interest margin.................     5.61%           5.40%         5.33%


      The following table summarizes the Company's securities by maturity and weighted average yields at December 31, 2000. Yields on tax exempt securities are stated at their nominal rates and have not been adjusted for tax rate differences. Refer to Note G - Securities in the Company's Consolidated Financial Statements for additional information regarding the Securities portfolio.

                                            After One Year      After 5 Years
                                                 But                 But
                           Within One Year   Within 5 Years     Within 10 Years
                          Carrying Average   Carrying Average   Carrying Average
                           Value    Yield    Value    Yield     Value    Yield
                          -------- -------   -------- -------   -------- -------
Securities held to
maturity:
  U.S. Treasury
  securities and
  obligations of U.S.
  government
  corporations and
  agencies............... $ 1,000   6.38%    $ 6,890   6.29%    $ 2,909   7.01%

  Obligations of State
  and political
  Subdivisions                160   6.00%        200   7.50%        794   6.19%

Corporate obligations....       -   0.00%          -   0.00%          -   0.00%

Other....................     100   5.75%          -   0.00%          -   0.00%
                          ------------------------------------------------------
                            1,260   6.05%      7,090   6.21%      3,703   6.59%
Mortgage Backed
Securities...............
                          ======================================================
Total                     $ 1,260   0.00%    $ 7,090   6.21%     $ 3,703  6.59%
                          ======================================================

                                 After 10 Years         Total
                                Carrying Average   Carrying Average
                                Value    Yield     Value    Yield
                                -------- -------   -------- -------
Securities held to
maturity:
  U.S. Treasury
  securities and
  obligations of U.S.
  government
  corporations and
  agencies...............       $     -    0.00%   $ 10,799   6.49%

  Obligations of State
  and political
  Subdivisions                      519    5.50%      1,672   6.12%

Corporate obligations....             -    0.00%          -   0.00%

Other....................             -    0.00%        100   5.75%
                                -----------------------------------
                                    519    4.62%     12,571   6.25%
Mortgage Backed
Securities...............                             3,465   6.98%
                                ===================================
Total                           $   519    4.62%   $ 16,036   6.55%
                                ===================================

                                            After One Year      After 5 Years
                                                 But                 But
                           Within One Year   Within 5 Years     Within 10 Years
                          Carrying Average   Carrying Average   Carrying Average
                           Value    Yield    Value    Yield     Value    Yield
                          -------- -------   -------- -------   -------- -------
Securities available for sale:
  U.S. Treasury
  securities and
  obligations of U.S.
  government
  corporations and
  agencies............... $     -  0.00%    $ 2,573   6.93%     $ 1,491  6.62%

Obligations of State and
  political
  Subdivisions..........        -  0.00%        311   5.80%       1,681  7.16%
                          -----------------------------------------------------
                                -  0.00%      2,884   6.33%       3,172  6.47%
Mortgage Backed
Securities..............
Equity Securities.......
                          -----------------------------------------------------
Total...................  $      -  0.00%    $ 2,884   6.33%     $ 3,172  6.47%
                          =====================================================

                                 After 10 Years         Total
                                Carrying Average   Carrying Average
                                Value    Yield     Value    Yield
                                -------- -------   -------- -------
Securities available for sale:
  U.S. Treasury
  securities and
  obligations of U.S.
  government
  corporations and
  agencies...............       $     -    0.00%   $  4,064   6.81%

Obligations of State and
  political
  Subdivisions..........              -    0.00%      1,992   6.95%
                                -----------------------------------
                                      -    0.00%      6,056   6.43%
Mortgage Backed
Securities..............                              2,508   7.05%
Equity Securities.......                              2,733   1.78%
                                -----------------------------------
Total...................        $     -    0.00%   $ 11,297   5.64%
                                ===================================

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

FACTORS AFFECTING FUTURE RESULTS

IMPACT OF CHANGES IN REAL ESTATE VALUES

      A significant portion of the Company's loan portfolio consists of loans secured by real estate. At December 31, 2000, 5.2% of the Company's loans were secured by one-to-four family residential real estate, 54.2% were secured by commercial and multifamily residential real estate, 3.4% were construction loans and the Company had ORE acquired through foreclosure with a book value of $0.2 million. The properties securing these loans are located in Florida. Real estate values and real estate markets generally are affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in the tax laws and other governmental statutes, regulations and policies and acts of nature. Any decline in real estate prices, particularly in Florida, could significantly reduce the value of the real estate collateral securing the Company's real estate loans, increase the level of the Company's nonperforming loans, require write-downs in the book value of its ORE, and have a material negative impact on the Company's financial performance.

NONPERFORMING ASSETS
      The Company's ratio of nonperforming assets to total assets was .36% at December 31, 2000, which is somewhat below the average level of other similarly-sized financial institutions. While the Company carefully manages its loan portfolio with a view to minimizing its nonperforming assets, there can be no assurance that the Company's ratio of nonperforming assets to total assets will improve or not increase, particularly if general economic conditions deteriorate.

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

POTENTIAL IMPACT OF CHANGES IN INTEREST RATES

      The Company's profitability is dependent to a large extent on its net interest income, which is the difference between its interest income on interest-earning assets and its interest expense on interest-bearing liabilities. The Company, like most financial institutions, is affected by changes in general interest rate levels, which are currently at relatively low levels, and by other economic factors beyond its control. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time frame is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time frame is considered liability-sensitive and is reflected as a negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest  rate  environment  and will  negatively  impact  earnings in a falling interest  rate  environment,  while  a  liability-sensitive  position  (i.e.,  a negative  gap)  will  generally  enhance  earnings  in a falling  interest  rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. At December 31, 2000, the Company had a one-year cumulative positive gap of 11.5%. This positive one-year gap position may, as noted above, have a negative impact on earnings in a falling interest rate environment.

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

DEPENDENCE ON EXISTING MANAGEMENT

     The Company's business depends in large part upon the availability of the services of its senior management, including Neil W. Savage, Ward J. Curtis, Jr., Harold J. Winner and William A. Eickhoff. If the services of any of such senior management personnel were to become unavailable to the Company, the Company's business and operating results could be adversely affected. While the Company maintains key-man life insurance policies on certain of its senior management personnel, naming the Company as beneficiary, there can be no assurance that the proceeds of any such policies would adequately compensate the Company for the loss of the services of any of such persons. Neither Mr. Savage nor Mr. Winner has entered into a non-competition agreement with the Company or the Bank. Although both Mr. Eickhoff's and Mr. Curtis's employment contracts contain non-competition clauses, the provisions terminate under certain conditions.

CONTROL BY EXISTING SHAREHOLDERS

      The Company's directors and executive officers (and their respective affiliates and immediate family members) own approximately 50.7% of the outstanding Common Stock. As a result of such ownership, these persons will likely be able to effectively control the election of the Company's directors and the outcome of matters requiring shareholder approval, and thereby control the management and policies of the Company.

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

ITEM 7.         FINANCIAL STATEMENTS

The following financial statements are contained on pages F-1 through F-46 of this Report:

   Report of Independent Certified Public Accountants;

   Consolidated Balance Sheets - December 31, 2000 and 1999

   Consolidated Statements of Earnings - Years ended December 31, 2000, 1999 and 1998;

   Consolidated Statements of Comprehensive Income - Years ended December 31, 2000, 1999 and 1998;

   Consolidated Statement of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998;

   Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998;

   Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information required by Item 9 of Form 10-KSB is incorporated herein by reference to the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year.

ITEM 10.        EXECUTIVE COMPENSATION

     Information required by Item 10 of Form 10-KSB is incorporated herein by reference to the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 11 of Form 10-KSB is incorporated herein by reference to the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 12 of Form 10-KSB is incorporated herein by reference to the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K
(a)   Exhibits
           3.1  Amended and Restated Articles of Incorporation of the Company*
           3.2  Bylaws of the Company*
          10.1 UFH Stock  Option  and  Incentive  Compensation  Plan*
          10.2 Trust Department Stock Option Plan*
          10.3 Eickhoff, Pieper & Willoughby Stock Option Plan*
          10.4 Modification  Agreement*
          10.5 Property Management Agreement between Imaginative Investments, Inc. and the Southeast Companies of Tampa Bay, Inc.*
          10.6  Employment Agreement of Charles O. Lowe*
          10.7  Employment Agreement of Ward J. Curtis, Jr.*
          10.8  Employment Agreement of Harold J. Winner*
          10.9  Employment Agreement of John H. Pieper**
          10.10 Employment Agreement of Neil W. Savage*
          10.11 Employment Agreement of William A. Eickhoff*
          10.12 Salary Continuation Agreement of Harold J. Winner*
          10.13 Salary Continuation Agreement of Neil W. Savage*
          10.14 Agreement between Willow Green Partnership, LTD and Irwin Contracting relating to foreclosed property acquired by United Bank**
          10.15 Pinellas Bancshares Corporation 8% Convertible Debentures held by Eickhoff & Pieper, a Florida General Partnership*
          10.16 Loan Agreement between AmSouth f/k/a AmSouth Bank of Florida and UFH f/k/a Pinellas Bancshares Corporation*
             21  List of Subsidiaries*
             27  Financial Data Schedule
     *This  information  is  incorporated  herein by reference to the  Company's
      Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-60431) previously filed with the Commission on October 7, 1998.
     **This information is incorporated herein by reference to the Company's
       Form 10KSB filed on March 31, 1999.
(b)  Reports on Form 8-K
     One Form 8-K was filed on October 6, 2000 announcing the execution of a definitive agreement to acquire 100% of the outstanding stock of First Security Bank in a transaction expected to close during the first quarter of 2001. No financial statements were filed with the Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UNITED FINANCIAL HOLDINGS, INC.

Date:    February 27, 2001                      By: /s/ Neil W. Savage
                                                    ------------------
                                                        Neil W. Savage
                                                        President and
                                                        Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                                 Date

/s/ John B. Norrie       Chairman of the Board                 February 27, 2001
------------------
    John B. Norrie

/s/ Neil W. Savage       President, Chief Executive Officer    February 27, 2001
------------------       and Director (Principal Executive Officer)
    Neil W. Savage

/s/ Ronald E. Clampitt   Director                              February 27, 2001
----------------------
    Ronald E. Clampitt

/s/ Ward J. Curtis       Director                              February 27, 2001
------------------
    Ward J. Curtis

/s/ David K. Davis       Director                              February 27, 2001
------------------
    David K. Davis

/s/ William A. Eickhoff  Director                              February 27, 2001
-----------------------
    William A. Eickhoff

/s/ Edward D. Foreman    Director                              February 27, 2001
---------------------
    Edward D. Foreman

/s/ Ian F. Irwin         Director                              February 27, 2001
----------------
    Ian F. Irwin

/s/ Charles O. Lowe      Director                              February 27, 2001
-------------------
    Charles O. Lowe

/s/ Jack A. MaCris, M.D. Director                              February 27, 2001
------------------------
    Jack A. MaCris, M.D.

/s/ William B. McQueen   Director                              February 27, 2001
----------------------
    William B. McQueen

/s/ Ronald R. Petrini    Director                              February 27, 2001
---------------------
    Ronald R. Petrini

/s/ John B. Wier, Jr.    Director                              February 27, 2001
---------------------
    John B. Wier, Jr.

/s/ Harold J. Winner     Director                              February 27, 2001
--------------------
    Harold J. Winner

/s/ C. Peter Bardin      Chief Financial Officer               February 27, 2001
-------------------      (Principal Financial Officer)
    C. Peter Bardin