Form 10QSB
period 2001-03-31
UNITED FINANCIAL HOLDINGS INC
filed 2001-05-14
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-QSB
                              --------------------
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    COMMON STOCK, $0.01 PAR VALUE                         4,440,421
----------------------------------------         -----------------------------
                Class                            Outstanding as of May 4, 2001

















                         UNITED FINANCIAL HOLDINGS, INC.

                                      INDEX


                                                                       PAGE
                                                                     ========
PART I.  FINANCIAL INFORMATION

     ITEM 1.     Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
         At March 31, 2001 and December 31, 2000                          1

         Condensed Consolidated Statements of Earnings -
         For the three months ended March 31, 2001 and 2000               2

         Condensed Consolidated Statements of Comprehensive Income -
         For the three months ended March 31, 2001 and 2000               3

          Condensed Consolidated Statement of Stockholders' Equity -
         For the three months ended March 31, 2001                        4

         Condensed Consolidated Statements of Cash Flows -
         For the three months ended March 31, 2001 and 2000               5-6

         Notes to Condensed Consolidated Financial Statements             7-8

     ITEM 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      9-13


PART II.  OTHER INFORMATION

     ITEM 1.     Legal Proceedings                                        14

     ITEM 2.     Changes in Securities and Use of Proceeds                14

     ITEM 3.     Defaults Upon Senior Securities                          14

     ITEM 4.     Submission of Matters to a Vote of Shareholders          14

     ITEM 5.     Other Information                                        14

     ITEM 6.     Exhibits and Reports on Form 8-K                         15


SIGNATURES                                                                16












PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                United Financial Holdings, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                 March 31,         December 31,
                                                   2001               2000
ASSETS                                          (UNAUDITED)         (AUDITED)
                                                -----------        -----------
Cash and due from banks                         $     9,890        $     9,420
Federal funds sold                                   14,635              4,961
Securities held to maturity, market
 value of $13,533 and $16,078 respectively           13,386             16,036
Securities available for sale, at market             11,134             11,296
Loans, net                                          187,904            182,028
Premises and equipment, net                          10,607             10,138
Federal Home Loan Bank stock                            507                507
Federal Reserve Bank stock                              226                226
Accrued interest receivable                           1,397              1,458
Intangible assets                                     2,229              1,960
Other real estate owned                                 100                175
Other assets                                          5,422              5,256
                                                 ----------         ----------
       Total assets                              $  257,437         $  243,461
                                                 ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand                                         $   41,667         $   37,051
  NOW and money market                               71,783             78,887
  Savings & Time Deposits                           101,116             86,214
                                                 ----------         ----------
       Total deposits                               214,566            202,152

Securities sold under agreements to repurchase       12,021             10,163
Accrued interest payable                                749                568
Convertible subordinated debentures                       -                630
Other liabilities                                     2,336              3,662
                                                 ----------         ----------
       Total liabilities                            229,672            217,175
Company-obligated Mandatory Redeemable Capital
 Securities of Subsidiary Trust Holding Solely
 Subordinated Debentures Of The Company               6,750              6,750

STOCKHOLDERS' EQUITY
  7% convertible preferred stock                         67                 67
  Common stock                                           44                 43
  Paid-in capital                                    10,983             10,052
  Treasury shares                                      (177)              (117)
  Accumulated other comprehensive income                 61                (32)
  Retained earnings                                  10,037              9,523
                                                 ----------         ----------
       Total stockholders' equity                    21,015             19,536
                                                 ----------         ----------
    Total liabilities and stockholders' equity   $  257,437         $  243,461
                                                 ==========         ==========
     See accompanying notes to condensed consolidated financial statements.
                                     - 1 -

                United Financial Holdings, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (unaudited) (in thousands, except per share data)
                                                      THREE MONTHS ENDED
                                                    March 31,       March 31,
                                                      2001            2000
                                                  ------------    ------------
Interest income
  Loans and loan fees                             $      4,627    $      3,799
  Securities                                               410             376
  Federal funds sold and securities
     purchased under reverse repurchase agreements
                                                            55              81
                                                  ------------    ------------
       Total interest income                             5,092           4,256

Interest expense
  Deposits                                               1,960           1,441
  Long-term debt and other borrowings                      128              89
  Subordinated debentures issued to subsidiary
     trust                                                 159             159
                                                  ------------    ------------
       Total interest expense                            2,247           1,689
                                                  ------------    ------------

       Net interest income                               2,845           2,567
Provision for loan losses                                  210             150
                                                  ------------    ------------
       Net interest income after provision for
         loan losses                                     2,635           2,417

Other income
  Service charges on deposit accounts                      274             226
  Trust and investment management income                   843             770
  Gain on Sale of Loans                                    140              26
  All other fees and income                                158             146
                                                  ------------    ------------
       Total other income                                1,415           1,168

Other expense
   Salaries and employee benefits                        1,740           1,706
   Occupancy expense                                       187             117
   Furniture and equipment expense                         166             165
   Data Processing                                         190             140
   Marketing and business development                      113              44
   Other operating expenses                                500             645
                                                  ------------    ------------
                                                         2,896           2,817
                                                  ------------    ------------
       Earnings before income taxes                      1,154             768
Income tax expense                                         416             287
                                                  ------------    ------------
       NET EARNINGS                               $        738    $        481
                                                  ============    ============
Earnings Per Share:
   Basic                                          $        .17    $        .11
   Diluted                                        $        .16    $        .11
     See accompanying notes to condensed consolidated financial statements.
                                     - 2 -

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (unaudited) (in thousands)
                                                 March 31,         December 31,
                                                   2001               2000
                                                (UNAUDITED)         (AUDITED)
                                                -----------        -----------
Net earnings                                    $       738        $       481
Other comprehensive income
   Unrealized holding gains (losses)                    141               (105)
   Income tax (expense) benefit related to
     items of other comprehensive income                (48)                36
                                                -----------        -----------

Comprehensive income                            $       831        $       412
                                                ===========        ===========









































     See accompanying notes to condensed consolidated financial statements.
                                     - 3 -

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)
                                               7%
                                           Convertible
                               Common       Preferred     Paid-In     Treasury
                                STOCK         STOCK        CAPITAL    SHARES
                            -----------   ------------   ----------  ---------
Balance at December 31,
   2000                     $       43    $       67     $ 10,052    $    (117)
Net Earnings                         -             -             -           -
Dividends on Common
   & Preferred Stock                 -             -             -           -
Accumulated other
   comprehensive income              -             -             -           -
Conversion of
   Debentures                        1             -           629           -
Purchase of
   Treasury Shares                   -             -             -         (60)
Performance Shares
   Issued                            -             -           302           -
                            ----------    ----------     ---------   ---------

Balance at March 31,
   2001                     $       42    $       67     $  10,983   $    (177)
                             =========     =========      ========   =========

(continued below)

                              Accumulated
                                 Other
                             Comprehensive      Retained
                                 INCOME         EARNINGS        TOTAL
                            ----------------  ------------  ---------
Balance at December 31,
   2000                          $    (32)    $     9,523   $  19,536
Net Earnings                             -            738         738
Dividends on Common
   & Preferred Stock                     -          (224)       (224)
Accumulated other
   comprehensive income                 93              -          93
Conversion of
   Debentures                            -              -         630
Purchase of
   Treasury Shares                       -              -        (60)
Performance Shares
   Issued                                -              -         302
                                 ---------      ---------    --------

Balance at March 31,
   2001                         $       61    $    10,037   $  21,015
                                 =========     ==========    ========




     See accompanying notes to condensed consolidated financial statements.
                                     - 4 -

                United Financial Holdings, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited) (in thousands)

                                                 March 31,            March 31,
                                                   2001                2000
                                                (UNAUDITED)          (AUDITED)
                                                -----------         -----------
Cash flows from operating activities:
    Net earnings                                $       738         $       481
    Adjustments to reconcile net earnings
     to net cash (used in) provided
     by operating activities:
       Provision for loan losses                        210                 150
       Provision for depreciation and amortization      221                 209
       Accretion of securities discount                 (36)                 (2)
       Amortization of unearned loan fees               (75)                (25)
       Amortization of securities premiums                5                   3
       Gain on sales of loans                          (230)                (39)
       Decrease in interest receivable                   61                 156
       Increase in interest payable                     180                   1
       Decrease (increase) in other assets              539                (148)
       Decrease in other liabilities                 (1,956)               (132)
                                                -----------         -----------

         Net cash (used in) provided by
           operating activities                        (343)                654

Cash flows from investing activities:
    Net (increase) in Federal funds sold             (9,674)             (8,340)
    Principal repayments of held to
       maturity securities                              315                 258
    Principal repayments of available for
       sale securities                                  166                 158
    Proceeds from sale of Trading Securities              -                  75
    Proceeds from maturities of available for
       sale securities                                    -               1,000
    Proceeds from maturities of held to
       maturity securities                            2,950                 500
    Purchases of held to maturity securities           (495)                  -
    Proceeds from sales of loans                      2,849                 568
    Net (increase) in loans                          (8,630)             (3,952)
    Capital expenditures                               (656)                (66)
                                                -----------         -----------
          Net cash used in investing activities     (13,175)             (9,799)











                                     - 5 -

                United Financial Holdings, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           (unaudited) (in thousands)

                                                 March 31,            March 31,
                                                   2001                2000
                                                (UNAUDITED)          (AUDITED)
                                                -----------         -----------

Cash flows from financing activities:
   Net (decrease) increase in demand deposits,
     NOW accounts, money market accounts and
     savings accounts                           $    (2,398)        $     6,296
   Net increase in certificates of deposit           14,812               5,304
   Net increase  in securities sold under             1,858               1,941
     agreements to repurchase
   Dividend paid on Preferred Stock                      (2)                 (4)
   Dividend paid on Common Stock                       (222)               (170)
   Purchase of Treasury Shares                          (60)                  -
                                                -----------         -----------

      Net cash provided by financing activities      13,988              13,367
                                                -----------         -----------

Net increase in cash and due from banks                 470               4,222

Cash and due from banks at beginning of period        9,420               8,866
                                                -----------         -----------

Cash and due from banks at end of period        $     9,890         $    13,088
                                                ===========         ===========


Cash paid during the period for:
   Interest                                     $     2,066         $     1,688
   Income taxes                                 $       595         $       260

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Non-cash common stock issued                    $       932         $       347

















     See accompanying notes to condensed consolidated financial statements.
                                     - 6 -

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made to fairly state the results for the interim periods. The results of operations of the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 2000 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from the conversion of the convertible debt and the preferred stock and the exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars in thousands, except per share data):







                                     - 7 -

                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                  ------------------------------------
                                     2001                      2000
                            ------------------------    -----------------------
                                     Weighted  Per             Weighted  Per
                                     Average   Share           Average   Share
                            Earnings Shares    Amount Earnings Shares    Amount
                            -------- --------- ------ -------- --------- ------
Basic EPS
  Net earnings available to
    Common Stockholders     $    736 4,406,890 $  .17 $    478 4,227,512 $  .11
                                               ======                    ======

Effect of  dilutive  securities
  Incremental  shares  from
  assumed  exercise or
    conversion of:
       Convertible Debt            1    27,162               8   152,789
       Preferred Stock             2    56,233               3    84,345
       Stock Options               -     3,025               -        54
                           --------- ---------        -------- ---------

Diluted EPS
  Net earnings available
    to Common Stockholders
    and assumed
    conversions            $     739 4,493,310 $  .16 $    489 4,464,700 $  .11
                           ========= ========= ====== ======== ========= ======





























                             (Continued on page 8b)
                                     - 8a -

                              (Continued from 8a)
NOTE 4 - BUSINESS SEGMENT INFORMATION
      United Financial has three reportable segments: Commercial Banking, Trust Services, and Investment Management Services. Corporate and Other includes corporate expenses such as corporate overhead, intercompany transactions, and certain goodwill amortization. The following table presents the Company's Business Segment Information for the three months ended March 31, 2001 and 2000, respectively (dollars in thousands):

                          For the three months ended March 31, 2001
                      Commercial   Investment     Trust       Corporate
                      BANKING      MANAGEMENT    SERVICES     & OTHER     TOTAL
                     -----------  ------------  -----------  ---------  -------
Net Interest Income  $     2,967  $         -   $        37  $    (159) $ 2,845
Non Interest Income          602           434          421        (42)   1,415
                     -----------  ------------  -----------  ---------  -------
Total Revenue              3,569           434          458       (201)   4,260
Loan Loss Provision          210             -            -          -      210
Non Interest Expense       2,085           366          432         13    2,896
                     -----------  ------------  -----------  ---------  -------
Pretax Income (Loss)       1,274            68           26       (214)   1,154
Income Taxes (Benefit)       450            25           18        (77)     416
                     -----------  ------------  -----------  ---------  -------
Segment Net Income   $       824  $         43  $         8  $    (137) $   738
                     ===========  ============  ===========  =========  =======

                          For the three months ended March 31, 2000
                      Commercial   Investment     Trust       Corporate
                      BANKING      MANAGEMENT    SERVICES     & OTHER     TOTAL
                     -----------  ------------  -----------  ---------  -------
Net Interest Income  $     2,678  $          -  $        51  $    (162) $ 2,567
Non Interest Income          431           419          363        (45)   1,168
                     -----------  ------------  -----------  ---------  -------
Total Revenue              3,109           419          414       (207)   3,735
Loan Loss Provision          150             -            -          -      150
Non Interest Expense       1,820           609          356         32    2,817
                     -----------  ------------  -----------  ---------  -------
Pretax Income (Loss)       1,139          (190)          58       (239)     768
Income Taxes (Benefit)       414           (71)          30        (86)     287
                     -----------  ------------  -----------  ---------  -------
Segment Net Income   $       725  $       (119) $        28  $    (153) $   481
                     ===========  ============= ===========  =========  =======

NOTE 5 - SUBSEQUENT EVENT

Effective April 1, 2001, the Company completed the previously announced acquisition of First Security Bank of Sarasota, Florida. Consideration for the acquisition of 100 percent of the outstanding common stock of First Security was a combination of cash and newly issued Series One Preferred Stock and was accounted for using purchase accounting. No additional financial information is included, as the acquisition is immaterial to Company's financial statements.







                                     - 8b-

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

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2001 AND DECEMBER 31, 2000

Overview

      Total assets of the Company were $257.4 million at March 31, 2001, compared to $243.5 million at December 31, 2000, an increase of $13.9 million or 5.7%. This increase was primarily the result of the Company's internal growth of earning assets (primarily federal funds sold and loans) funded by an increase in deposits.

Investment Securities

      Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $24.5 million at March 31, 2001, compared to $27.3 million at December 31, 2000, a decrease of $2.8 million or 10.3%. Included in investment securities at March 31, 2001, were $11.1 million of securities held as "available for sale" to provide the Company greater flexibility to respond to changes in interest rates and liquidity. These securities have been recorded at market value.

Loans

      Total loans were $192.1 million at March 31, 2001, compared to $185.8 million at December 31, 2000, an increase of $6.3 million or 3.4%. For the same period, real estate mortgage loans increased by $4.0 million or 3.4%, commercial loans increased by $2.1 million or 3.4%, and all other loans including consumer loans were unchanged. Loans net of allowance for loan loss and unearned fees were $187.9 million at March 31, 2001 compared to $182.0 million at December 31, 2000.









                                     - 9 -

      The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars in thousands):

                                         MARCH 31, 2001       DECEMBER 31, 2000
                                         --------------       -----------------
Real estate mortgage loans:
  Commercial real estate                 $      88,150        $      84,556
  One-to-four family residential                 9,943                9,685
  Multifamily residential                       15,624               16,185
  Construction and land development              7,064                6,382
                                         -------------        -------------
      Total real estate mortgage loans         120,781              116,808

Commercial loans                                64,133               61,970
Consumer loans                                   5,483                5,501
Other loans                                      1,632                1,551
                                         -------------        -------------
  Gross loans                                  192,029              185,830
Allowances for loan losses                      (2,995)              (2,761)
Unearned fees                                   (1,130)              (1,041)
                                         -------------        -------------
      Total loans net of allowance       $     187,904        $     182,028
        and unearned fees                =============        =============

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


                                    - 10 -

      The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):
                                        FOR THE THREE MONTHS ENDED
                                   MARCH 31, 2001         MARCH 31, 2000
                                   --------------         ---------------
Allowance at beginning of period    $       2,761          $        2,341
Charge-offs:
  Real estate loans                             -                       -
  Commercial loans                              5                      27
  Consumer loans                                2                      15
                                    -------------          --------------
      Total charge-offs                         7                      42
Recoveries:
  Real estate loans                            20                       -
  Commercial loans                             10                       -
  Consumer loans                                1                       -
                                    -------------          --------------
      Total recoveries                         31                       -
Net charge-offs                               (24)                     42
Provision for loan losses                     210                     150
                                    -------------          --------------
Allowance at end of period          $       2,995          $        2,449
                                    =============          ==============
Nonperforming Assets
      Nonperforming assets include: 1) loans which are 90 days or more past due and have been placed into non-accrual status; 2) accruing loans that are 90 days or more delinquent that are deemed by management to be adequately secured and in the process of collection; and 3) ORE (i.e., real estate acquired through foreclosure or deed in lieu of foreclosure). All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of
management,   the  possibility  of  collecting  additional  interest  is  deemed insufficient to warrant further accrual. As a matter of policy, interest is not accrued on loans past due 90 days or more unless the loan is both well secured and in process of collection. When a loan is placed in non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received.

      The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):
                                    MARCH 31, 2001          DECEMBER 31, 2000
                                    --------------          -----------------
Real estate loans                     $        485             $        309
Commercial loans                               374                      277
Consumer loans                                   -                        -
                                      ------------             ------------
   Total non-accrual loans                     859                      586
Other Real Estate                              100                      175
Accruing Loans 90 days past due..                -                      107
                                      ------------             ------------
   Total nonperforming assets         $        959             $        868
                                      ============             ============
Bank Premises and Equipment
      Bank premises and equipment was $10.6 million at March 31, 2001, compared to $10.1 million at December 31, 2000, an increase of $.5 million or 4.9%. This increase was primarily due to the acquisition of land for a future bank office, less the depreciation of the buildings and equipment and amortization of leasehold improvements.
                                    - 11 -

Deposits

      Total deposits were $214.6 million at March 31, 2001, compared to $202.2 million at December 31, 2000, an increase of $12.4 million or 6.1%. During the three months ended March 31, 2001 demand deposits increased $4.6 million, NOW and money market deposits decreased $7.1 million, and savings deposits and time deposits increased $14.9 million.

Long-term Debt and Convertible Subordinated Debentures

      There was no long-term debt outstanding (excluding convertible subordinated debentures) at either March 31, 2001 or December 31, 2000. At March 31, 2001 there were no convertible subordinated debentures outstanding. The balance of convertible subordinated debentures at December 31, 2000 was $630 thousand. These debentures were called in January 2001, at which time the holders elected to convert the debentures into Common Stock.

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

Stockholders' Equity

      Stockholders' equity was $21.0 million at March 31, 2001, or 8.16% of total assets, compared to $19.5 million, or 8.01% of total assets at December 31, 2000. At March 31, 2001, the Bank's Tier I (core) Capital ratio was 7.85%, its Tier I Risk-based Capital ratio was 9.16%, and its Total Risk-based Capital ratio was 10.41%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to first quarter net income, less dividends declared and changes in the market value of securities available for sale, net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND 2000

Overview

      Net income for the three months ended March 31, 2001 was $738 thousand or $0.16 per share diluted, compared to $481 thousand or $0.11 per share diluted for the same period in 2000. On a pre-tax basis, United Trust earned $26 thousand in 2001 versus $58 thousand in 2000, EPW's pre-tax operating profits increased to $68 thousand from a $190 thousand loss during this period (the loss included $280 thousand of costs associated with a cash payment in lieu of the issuance of performance shares) and the Bank's pre-tax profits increased to $1,274 thousand from $1,139 thousand during this same period.

Analysis of Net Interest Income

      Interest income for the three months ended March 31, 2001 was $5.1 million, compared to $4.3 million for the same period in 2000, a $0.8 million or 18.6% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of loans and federal funds sold. Interest expense was $2.2 million for the three months ended March 31, 2001, compared to $1.7 million for the same period in 2000, a $0.5 million or 29.4% increase. This increase is primarily due to an increase in interest bearing deposits and other borrowings.

Provision for Loan Losses

      For the three months ended March 31, 2001, the provision for loan losses charged to expense was $210 thousand, compared to $150 thousand for the same period in 2000, an increase of $60 thousand or 40.0%. The allowance of possible loan losses was $3.0 million at March 31, 2001. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income

      Noninterest income for the three months ended March 31, 2001 was $1.4 million compared to $1.2 million for the same period in 2000, an increase of $0.2 million or 16.7%. This increase was primarily due to increased revenues of $114 thousand from the sale of the guaranteed portion of SBA loans and from EPW and United Trust whose combined revenues increased $73 thousand during this period.

Noninterest Expense

      Total noninterest expense for the three months ended March 31, 2001 was $2.9 million compared to $2.8 million for the same period in 2000, an increase of $0.1 million or 3.6%. This increase was due to increases in salary and benefits expense of $34 thousand, occupancy expense of $70 thousand, data processing expense of $50 thousand, and marketing and business development expense of $69 thousand, offset by a decrease in other operating expense of $145 thousand, which includes $105 thousand in consulting expense.

LIQUIDITY

       During the three months ended March 31, 2001, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and to purchase overnight investments (i.e. federal funds sold). At March 31, 2001, the Company had commitments to originate loans totaling $10.8 million. Management believes the Company has adequate resources to fund all its commitments. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment. As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 2001, the Bank had liquidity of approximately $31.6 million, or approximately 15% of total deposits.

      Management believes the Bank was in compliance with all minimum capital requirements that it was subject to at March 31, 2001.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following shares of United Financial common stock, par value $0.01 per share ("United Financial Common Stock"), were issued during the three months ended March 31, 2001:

         On January 5, 2001, the Company called the $630 thousand of convertible subordinated debentures that were issued in 1996 in conjunction with the acquisition of EPW Investment Management, Inc. The holders of these convertible debentures elected to convert their debentures into common stock, resulting in the Company issuing 152,783 shares. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering.

         On January 31, 2001, an aggregate of 39,721 shares were issued to certain officers of United Trust pursuant to an incentive stock plan established in connection with the acquisition of Fiduciary Services Corporation ("FSC"). These are the final shares issued pursuant to this plan. Under the plan, no additional cash or consideration was received by the Company pursuant to the issuance of such shares. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of the securities issued represented their intentions to acquire the securities for investment only and not with a view for resale or distribution and appropriate legends were affixed to the share certificates issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         None.

(b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the period ending March 31, 2001.

                UNITED FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

    Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         UNITED FINANCIAL HOLDINGS, INC.
                         (Registrant)

Date:   MAY 8, 2001      By:   /S/ NEIL W. SAVAGE
      ---------------         -------------------
                              Neil W. Savage
                              President and Chief Executive Officer



Date:   MAY 8, 2001      By:   /S/ C. PETER BARDIN
      ---------------         --------------------
                              C. Peter Bardin
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)