Form 10QSB
period 2001-06-30
UNITED FINANCIAL HOLDINGS INC
filed 2001-08-08
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB
                              --------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 Common Stock, $0.01 Par value                           4,440,421
-------------------------------                 -------------------------
         Class                               Outstanding as of August 6, 2001









                         UNITED FINANCIAL HOLDINGS, INC.

                                      INDEX


                                                                        PAGE
                                                                     ----------
PART I.  FINANCIAL INFORMATION

     ITEM 1.     Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
         At June 30, 2001 and December 31, 2000                         1

         Condensed Consolidated Statements of Earnings -
         For the three and six months ended June 30, 2001 and 2000      2

         Condensed Consolidated Statements of Comprehensive Income -
         For the three and six months ended June 30, 2001 and 2000      3

         Condensed Consolidated Statement of Stockholders' Equity -
         For the six months ended June 30, 2001                         4

         Condensed Consolidated Statements of Cash Flows -
         For the six months ended June 30, 2001 and 2000                5-6

         Notes to Condensed Consolidated Financial Statements           7-11

     ITEM 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   11-17


PART II.  OTHER INFORMATION

     ITEM 1.     Legal Proceedings                                     18

     ITEM 2.     Changes in Securities and Use of Proceeds             18

     ITEM 3.     Defaults upon Senior Securities                       18

     ITEM 4.     Submission of Matters to a Vote of Shareholders       18

     ITEM 5.     Other Information                                     19

     ITEM 6.     Exhibits and Reports on Form 8-K                      19


SIGNATURES                                                             20












PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                United Financial Holdings, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                 June 30,         December 31,
                                                   2001               2000
ASSETS                                          (UNAUDITED)         (AUDITED)
                                                -----------        -----------
Cash and due from banks                         $    11,737        $     9,420
Federal funds sold                                   40,453              4,961
Securities held to maturity, market value of
  $11,061 and $16,078 respectively                   10,919             16,036
Securities available for sale, at market             19,779             11,296
Loans, net                                          207,515            182,028
Premises and equipment, net                          11,304             10,138
Federal Home Loan Bank stock                            507                507
Federal Reserve Bank stock                              226                226
Intangible assets                                     3,243              1,960
Other real estate owned                                 100                175
Other assets                                          8,078              6,714
                                                -----------        -----------
       Total assets                             $   313,861        $   243,461
                                                ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand                                        $    53,759        $    37,051
  NOW and money market                               92,616             78,887
  Savings and time deposits                         117,024             86,214
                                                -----------        -----------
       Total deposits                               263,399            202,152

Securities sold under agreements to
   repurchase and fed funds purchased                14,633             10,163
Convertible subordinated debentures                       -                630
Short term debt                                         100                  -
Other liabilities                                     4,153              4,230
                                                -----------        -----------
       Total liabilities                            282,285            217,175

Company-obligated mandatory redeemable
  capital securities of subsidiary
  trust holding solely subordinated
  debentures of the company                           6,750              6,750
STOCKHOLDERS' EQUITY
  7% convertible preferred stock                         67                 67
  Series one convertible preferred stock              3,220                  -
  Common stock                                           44                 43
  Paid-in capital                                    10,983             10,052
  Treasury shares                                      (177)              (117)
  Accumulated other comprehensive income                128                (32)
  Retained earnings                                  10,561              9,523
                                                -----------        -----------
       Total stockholders' equity                    24,826             19,536
                                                -----------        -----------
       Total liabilities & stockholders' equity $   313,861        $   243,461
                                                ===========        ===========
     See accompanying notes to condensed consolidated financial statements.
                                     - 1 -

                United Financial Holdings, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                      (in thousands, except per share data)

                              Three Months Ended          Six Months Ended
                             June 30,     June 30,      June 30,     June 30,
                               2001        2000          2001           2000
                             ---------    ---------      ---------   --------
Interest income
  Loans and loan fees        $   4,995    $   4,021      $   9,623   $  7,820
  Securities                       451          405            861        781
  Federal funds sold
     and securities purchased
     under reverse repurchase
     agreements
                                   344          201            399         282
                             ---------    ---------      ---------   ---------
    Total interest income        5,790        4,627         10,883       8,883

Interest expense
  Deposits                       2,301        1,710          4,261       3,151
  Long-term debt and other
     borrowings                    125          114            254         204
  Subordinated debentures
     issued to subsidiary trust    159          159            317         317
                             ---------    ---------      ---------   ---------
    Total interest expense       2,585        1,983          4,832       3,672
                             ---------    ---------      ---------   ---------

       Net interest income       3,205        2,644          6,051       5,211
Provision for loan losses          210          200            420         350
                             ---------    ---------      ---------   ---------
       Net interest income
         after provision for
         loan losses             2,995        2,444          5,631       4,861




















                             (CONTINUED ON PAGE 2b)
     See accompanying notes to condensed consolidated financial statements.
                                     - 2a -

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED
                                   (unaudited)
                      (in thousands, except per share data)
                            (CONTINUED FROM PAGE 2a)

                              Three Months Ended           Six Months Ended
                             June 30,     June 30,       June 30,     June 30,
                               2001        2000            2001         2000
                             ---------    ---------      ---------   ---------

Other income
  Service charges on
    deposit accounts               324          230            598         455
  Trust and investment
    management                     740          787          1,583       1,557
  Gain on sale of loans            124          138            264         164
  All other fees and income        185          162            343         308
                             ---------    ---------      ---------   ---------
       Total other income        1,373        1,317          2,788       2,484

Other expense
   Salaries and employee
     benefits                   1,840         1,370          3,580       3,075
   Occupancy                      241           123            428         240
   Furniture and equipment        196           149            362         313
   Data processing                190           153            381         293
   Marketing and business
     development                  119           180            232         225
   Other                          572           622          1,072       1,267
                            ---------     ---------     ----------   ---------
                                3,158         2,597          6,055       5,413
                            ---------     ---------     ----------   ---------
       Earnings before
         income taxes           1,210         1,164          2,364       1,932

Income tax expense                444           404            860         691
                            ---------     ---------     ----------   ---------

       NET EARNINGS         $     766     $     760     $    1,504   $   1,241
                            =========     =========     ==========   =========

Earnings per share:
   Basic                    $     .17     $     .18     $      .33   $     .29
   Diluted                  $     .17     $     .17     $      .33   $     .28












     See accompanying notes to condensed consolidated financial statements.
                                     - 2b -

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)

                              Three Months Ended          Six Months Ended
                             June 30,     June 30,       June 30,    June 30,
                               2001        2000            2001        2000
                             ---------    ---------      ---------   ---------
Net earnings                 $     766    $     760      $   1,504   $   1,241
Other comprehensive income
   Unrealized holding gains
   (losses)                        102           45            243         (60)
Income tax (expense) benefit
   related to items of other
   comprehensive income            (35)         (15)           (83)         20
                             ----------   ----------     ----------  ---------
Comprehensive income         $     833    $     790      $    1,664  $   1,201
                             ==========   ==========     ==========  =========






































     See accompanying notes to condensed consolidated financial statements.
                                     - 3 -

                United Financial Holdings, Inc. and Subsidiaries
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED
                                   (unaudited)
                                 (in thousands)

                                    7%       Series One
                                Convertible  Convertible
                      Common     Preferred    Preferred     Paid-In
                       Stock        Stock        Stock      Capital
                     --------    ---------   ----------   -----------
Balance at
December             $    43    $      67    $       -    $  10,052
   31, 2000

Net earnings                -           -            -            -
Dividends on
common                      -           -            -            -
   and preferred
stock
Accumulated other
   comprehensive
income                      -           -            -            -
Conversion of
debentures                  1           -            -          629
Treasury shares
   redeemed                 -           -            -            -
Performance shares
   issued                   -           -            -          302
Preferred stock
issued                      -           -        3,220            -
                     --------   ---------    ---------    ---------
   in acquisition

Balance at June 30,
   2001              $     44   $      67    $   3,220    $  10,983
                      =======    ========     ========     ========




















                             (CONTINUED ON PAGE 4b)
     See accompanying notes to condensed consolidated financial statements.
                                     - 4a -

                United Financial Holdings, Inc. and Subsidiaries
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED
                                   (unaudited)
                                 (in thousands)

                         Accumulated
                            Other
                        Comprehensive    Treasury    Retained
                            Income         Shares     Earnings       Total
                        -------------   ----------  ----------   -----------
Balance at
December                   $    (32)    $  (117)    $   9,523    $  19,536
   31, 2000

Net earnings                      -            -        1,504        1,504
Dividends on
common                            -            -         (466)        (466)
   and preferred
stock
Accumulated other
   comprehensive
income                          160            -            -          160
Conversion of
debentures                        -            -            -          630
Treasury shares
   redeemed                       -          (60)           -          (60)
Performance shares
   issued                         -            -            -          302
Preferred stock
issued                            -            -            -        3,220
                         ----------    ---------    ---------    ---------
   in acquisition

Balance at June 30,
   2001                    $   128      $   (177)   $  10,561    $  24,826
                            ======       =======     ========     ========





















     See accompanying notes to condensed consolidated financial statements.
                                     - 4b -

                United Financial Holdings, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                            (unaudited)(in thousands)
                                                     Six Months Ended
                                                June 30,         June 30,
                                                  2001             2000
                                              -----------       -----------
Cash flows from operating activities:
    Net earnings                              $     1,504       $     1,241
    Adjustments to reconcile net earnings
     to net cash provided
     by operating activities
       Provision for loan losses                      420               350
       Provision for depreciation
          and amortization                            474               408
       Accretion of securities discount               (36)               (4)
       Amortization of unearned loan fees            (150)              (50)
       Amortization of securities premiums             16                 7
       Gain on sales of loans                        (423)             (246)
       Decrease (increase) in interest
          receivable                                  157               (46)
       Increase in interest payable                   170                35
       Decrease in other assets                       279               990
       (Decrease) increase in other
          liabilities                              (1,300)              222
                                             -------------      -----------
     Net cash provided by
         operating activities                       1,111             2,907

Cash flows from investing activities:
    Purchase of Federal Reserve Bank stock
       and FHLB stock                                   -               (23)
    Acquisition of First Security Bank, net
       of cash acquired                            (1,752)                -
    Net (increase) decrease in Federal
       funds sold                                 (26,618)            2,917
    Principal repayments of held to
       maturity securities                            585               178
    Principal repayments of available
       for sale securities                            233               345
    Proceeds from sale of trading
       securities                                       -                75
    Proceeds from maturities of available
       for sale securities                              -             1,511
    Proceeds from maturities of held to
       maturity securities                          7,050               631
    Purchases of available for
       sale securities                             (1,992)           (2,483)
    Purchases of held to
       maturity securities                         (5,077)           (2,310)
    Proceeds from sales of loans                    4,860             3,069
    Net (increase) in loans                       (15,265)          (17,490)
    Capital expenditures                           (1,249)             (140)
                                             ------------       -----------
     Net cash used in investing activities        (39,225)          (13,720)


     See accompanying notes to condensed consolidated financial statements.
                                      - 5 -

                United Financial Holdings, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (unaudited)
                                 (in thousands)

                                                      Six Months Ended
                                                  June 30,          June 30,
                                                    2001              2000
                                                -----------       ------------
Cash flows from financing activities:
   Net increase (decrease) in demand
     deposits, NOW accounts,
     money market accounts and
     savings accounts                           $    19,869        $    (2,060)
   Net increase in certificates
     of deposit                                      16,518              6,453
   Net increase in securities sold
     under agreements to repurchase                   4,470              7,812
   Increase in borrowings                               100                  -
   Dividend paid on preferred stock                     (22)                (4)
   Dividend paid on common stock                       (444)              (339)
   Purchase of Treasury Shares                          (60)              (100)
                                                 ----------         ----------
    Net cash provided by financing activities        40,431             11,762
                                                 ----------         ----------

Net increase in cash and due from banks               2,317                949

Cash and due from banks at beginning of period        9,420              8,866
                                                 ----------         ----------

Cash and due from banks at end of period         $   11,737         $    9,815
                                                 ==========         ==========


Cash paid during the period for:
   Interest                                     $     4,662        $     3,638
   Income taxes                                 $     1,064        $     1,068

Supplemental Disclosure of Non-cash Activity
Non-cash common stock issued                    $       933        $       347

Other Information

      On April 1, 2001, the Company completed the acquisition of First Security Bank for a cash payment of approximately $2,147,000, acquisition cost of approximately $65,000, and 402,473 shares of Series One Preferred Stock, valued at approximately $3,220,000. The Company acquired net assets of approximately $4,374,000 and goodwill of approximately $1,058,000.








See accompanying notes to condensed consolidated financial statements.
                                      - 6 -

UNITED FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - HOLDING COMPANY AND SUBSIDIARIES BACKGROUND INFORMATION

      United Financial Holdings, Inc. (the "Company") is a registered bank holding company formed in 1982, the principal subsidiary of which is United Bank ("Bank"), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida. The Bank was founded in 1979 and is a community-oriented, full service commercial bank with six branch offices serving the southern and middle section of the Pinellas County area of the State of Florida.

      The Company's other operating subsidiaries are EPW Investment Management, Inc., an investment advisory firm registered under the Investment Advisers Act of 1940 ("EPW") headquartered in Tampa, Florida, with an office in Jacksonville, Florida, United Trust Company, a Florida-chartered trust company ("United
Trust") located in St. Petersburg, Florida, and United Bank of the Gulf Coast (the "Sarasota Bank", formerly known as First Security Bank), a Florida-chartered commercial bank with one office located in Sarasota, Florida. The Sarasota Bank was started by a group of local investors in February 1999 and acquired by the Company on April 1, 2001. EPW offers investment management services to corporate, municipal and high net worth individual clients throughout the State of Florida. United Trust is a wholesale provider of data processing, administrative and accounting support and asset custody services to professionals holding assets in trust (primarily legal and accounting firms). In addition, United Trust also provides retail trust and investment management services to individual and corporate clients.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made to fairly state the results for the interim periods. The results of operations of the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

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

NOTE 3 - EARNINGS PER SHARE

      Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from the conversion of the convertible debt and the preferred stock and the exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars in thousands, except per share data):




                                     - 7 -

                              For the three months ended June 30,
                             -------------------------------------
                             2001                             2000
                  -----------------------------  ----------------------------
                             Weighted   Per                 Weighted   Per
                             Average    Share               Average    Share
                  Earnings   Shares     Amount   Earnings   Shares     Amount
                  --------  ----------  -------  --------  ----------  --------
Basic EPS
  Net earnings
    available
    to common
    stockholders  $    746   4,440,421  $   .17  $    760   4,230,963  $    .18
                                        =======                        ========

Effect of dilutive
 securities
    Incremental shares
    from assumed
    exercise or
    conversion of:
       Convertible
         debt            -          -                   8    152,789
       Preferred
         stock          20     56,233                   -     84,345
       Stock
         options         -     27,323                   -        165
                 ---------  ---------            --------  ---------

Diluted EPS
  Net earnings
    available
    to common
    stockholders
    and assumed
    conversions  $     766  4,523,977  $   .17  $     768  4,468,262  $    .17
                 =========  =========  =======  =========  =========  ========




















                             (CONTINUED ON PAGE 8b)
                                   - 8a -

Continued from Page 8a
                               For the six months ended June 30,
                             -------------------------------------
                             2001                             2000
                  -----------------------------  ----------------------------
                             Weighted   Per                 Weighted   Per
                             Average    Share               Average    Share
                  Earnings   Shares     Amount   Earnings   Shares     Amount
                  --------  ----------  -------  --------  ----------  --------
Basic EPS
  Net earnings
    available
    to common
    stockholders  $  1,481   4,423,748  $   .33  $  1,238   4,229,237  $   .29
                                        =======                        =======

Effect of dilutive
 securities
    Incremental shares
    from assumed
    exercise or
    conversion of:
       Convertible
         debt            1       13,506                 16     152,789
       Preferred
         stock          23       56,233                  3      84,345
       Stock
         options         -        6,297                  -         112
                  --------   ----------          ---------   ---------

Diluted EPS
  Net earnings
    available
    to common
    stockholders
    and assumed
    conversions   $  1,505    4,499,784 $   .33  $   1,257   4,466,483  $   .28
                  ========   ========== =======  =========   =========  =======



NOTE 4 - BUSINESS SEGMENT INFORMATION

      United Financial has three reportable segments: Commercial Banking, Trust Services, and Investment Management Services. Corporate and Other includes corporate expenses such as corporate overhead, intercompany transactions, and certain goodwill amortization. The following table presents the Company's Business Segment Information for the three and six months ended June 30, 2001 and 2000, respectively:









                                     - 8b -



                                For the three months ended June 30, 2001
                        Commercial  Investment  Trust     Corporate &
                          Banking   Management  Services  Overhead       Total
                        ----------  ----------  --------  ----------- ---------
Net interest income     $   3,286   $        -  $     46  $     (127) $  3,205
Non interest income           692          387       395        (101)    1,373
                        ---------   ----------  --------  ----------  ---------
Total revenue               3,978          387       441        (228)    4,578
Loan loss provision           210            -         -           -       210
Non interest expense        2,445          319       365          29     3,158
                        ---------   ----------  --------  ----------  ---------
Pretax income (loss)        1,323           68        76        (257)    1,210
Income taxes (benefit)        495           26        38        (115)      444
                        ---------   ----------  --------  ----------  ---------
Segment net income      $     828   $       42  $     38  $     (142) $    766
                        =========   ==========  ========  ==========  =========


                                For the three months ended June 30, 2000
                        Commercial  Investment  Trust     Corporate &
                          Banking   Management  Services  Overhead       Total
                        ----------  ----------  --------  ----------- ---------
Net interest income     $   2,748   $       -   $     56  $     (160) $   2,644
Non interest income           556         424        375         (38)     1,317
                        ---------   ---------   --------  ----------- ---------
Total revenue               3,304         424        431        (198)     3,961
Loan loss provision           200           -         -            -        200
Non interest expense        1,940         334        292          31      2,597
                        ---------   ---------   --------  ----------- ---------
Pretax income (loss)        1,164          90        139        (229)     1,164
Income taxes (benefit)        397          32         59         (84)       404
                        ---------   ---------   --------  ----------- ---------
Segment net income      $     767   $      58   $     80  $     (145) $     760
                        =========   =========   ========  ==========  =========





















                             (CONTINUED ON PAGE 9b)
                                   - 9a -

(Continued from Page 9a)

                                 For the six months ended June 30, 2001
                        Commercial  Investment  Trust     Corporate &
                          Banking   Management  Services  Overhead       Total
                        ----------  ----------  --------  ----------- ---------
Net interest income     $   6,253   $       -   $    114  $     (316) $   6,051
Non interest income         1,294         821        786        (113)     2,788
                        ---------  ----------   --------  ----------- ---------
Total revenue               7,547         821        900        (429)     8,839
Loan loss provision           420           -          -           -        420
Non interest expense        4,530         685        797          43      6,055
                        ---------  ----------   --------  ----------- ---------
Pretax income (loss)        2,597         136        103        (472)     2,364
Income taxes (benefit)        945          52         57        (194)       860
                        ---------  ----------   --------  ----------- ---------
Segment net income      $   1,652  $       84   $     46  $     (278) $   1,504
                        =========  ==========   ========  =========== =========


                                 For the six months ended June 30, 2000
                        Commercial  Investment  Trust     Corporate &
                          Banking   Management  Services  Overhead       Total
                        ----------  ----------  --------  ----------- ---------
Net interest income     $   5,425   $       -   $    108  $     (322) $   5,211
Non interest income           987         843        738         (84)     2,484
                        ---------   ---------   --------  ----------- ---------
Total revenue               6,412         843        846        (406)     7,695
Loan loss provision           350           -          -           -        350
Non interest expense        3,761         943        648          61      5,413
                        ---------   ---------   --------  ----------  ---------
Pretax income (loss)        2,301        (100)       198        (467)     1,932
Income taxes (benefit)        810         (38)        89        (170)       691
                        ---------   ---------   --------  ----------  ---------
Segment net income      $   1,491   $     (62)  $    109  $     (297) $   1,241
                        =========   =========   ========  =========== =========






















                                   - 9b -

NOTE 5 - COMMITMENTS AND CONTINGENCIES

      In March 2001, the Company entered into a $5 million line of credit agreement with an unrelated bank. Terms of the agreement include a variable interest rate of 3 month Libor plus 200 basis points, interest payable monthly, principal due at maturity, and a maturity date of March 23, 2002.

NOTE 6 - ACQUISITION

      On April 1, 2001, the Company completed an acquisition of 100 percent of the stock of First Security Bank in exchange for a cash payment of approximately $2.1 million, acquisition costs of $65,000, and 402,473 shares of Series One Preferred Stock valued at approximately $3.2 million. The selling shareholders are also entitled to an additional 64,396 shares of Common Stock should First Security Bank achieve certain net interest income targets through 2005. The acquisition was accounted for using the purchase method of accounting. The Company recorded net assets of approximately $4.4 million and goodwill of approximately $1.1 million. Pro forma information is not presented for First Security Bank due to its immateriality.

      The shares of the Series One Preferred Stock are convertible in Common Stock at $8.00 per share. The Company may redeem, in whole or in part, the shares after 2007 based upon a defined formula. The shares are required to be redeemed by the Company upon the First Security Bank achieving certain net interest income targets as specified in the acquisition agreement.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

* all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

* intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

* goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002 all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

* effective January 1, 2002 goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

* all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.
                                   - 10 -

    The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002 at which time annual and quarterly goodwill amortization of $172,000 and $43,000 will no longer be recognized. By December 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

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

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2001 AND DECEMBER 31, 2000

Overview
      Total assets of the Company were $313.9 million at June 30, 2001, compared to $243.5 million at December 31, 2000, an increase of $70.4 million or 28.9%. This increase was the result of the acquisition of the Sarasota Bank, with approximately $30 million in assets, as well as the Company's internal growth of earning assets (primarily federal funds sold and loans) funded by an increase in deposits.

Investment Securities
      Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $30.7 million at June 30, 2001, compared to $27.3 million at December 31, 2000, an increase of $3.4 million or 12.5%. Included in investment securities at June 30, 2001, were $19.8 million of securities held as "available for sale" to provide the Company greater flexibility to respond to changes in interest rates and liquidity. These securities have been recorded at market value.

Loans
      Total loans were $212.1 million at June 30, 2001, compared to $185.8 million at December 31, 2000, an increase of $26.3 million or 14.2%. For the same period, real estate mortgage loans increased by $18.0 million or 15.4%, commercial loans increased by $7.5 million or 12.1%, and all other loans including consumer loans increased by $.7 million or 9.9%. Loans net of allowance for loan loss and unearned fees were $207.5 million at June 30, 2001 compared to $182.0 million at December 31, 2000.

      The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars in thousands):

                                          June 30, 2001        December 31, 2000
                                          -------------        -----------------
Real estate mortgage loans:
  Commercial real estate                  $      95,609          $      84,556
  One-to-four family residential                 12,911                  9,685
  Multifamily residential                        14,150                 16,185
  Construction and land development              12,101                  6,382
                                          -------------          -------------
      Total real estate mortgage loans          134,771                116,808

Commercial loans                                 69,526                 61,970
Consumer loans                                    6,301                  5,501
Other loans                                       1,485                  1,551
                                          -------------          -------------
      Gross loans                               212,083                185,830
Allowances for loan losses                       (3,463)                (2,761)
Unearned fees                                    (1,105)                (1,041)
                                          -------------          -------------
      Total loans net of allowance
         and unearned fees                $     207,515          $     182,028
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

      The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):

                                                For the six months ended
                                          June 30, 2001          June 30, 2000
                                          -------------          -------------
Allowance at beginning of period           $       2,761          $       2,341
Charge-offs:
  Real estate loans                                    9                      -
  Commercial loans                                    24                     27
  Consumer loans                                       8                     17
                                           -------------          -------------
      Total charge-offs                               41                     44
Recoveries:
  Real estate loans                                   20                      5
  Commercial loans                                    46                      5
  Consumer loans                                       1                      1
                                           -------------          -------------
      Total recoveries                                67                     11
Net charge-offs                                      (26)                    33
Allowance related to First Security Bank             256                      -
Provision for loan losses                            420                    350
                                           -------------          -------------
Allowance at end of period                 $       3,463          $       2,658
                                           =============          =============

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

      The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):

                                      June 30, 2001         December 31, 2000
                                      -------------         -----------------
Real estate loans                     $          409           $        309
Commercial loans                                 309                    277
Consumer loans                                     2                      -
                                      --------------           ------------
     Total non-accrual loans                     720                    586
Other real estate                                100                    175
Accruing loans 90 days past due..                  -                    107
                                      --------------           ------------
     Total nonperforming assets       $          820           $        868
                                      ==============           ============

Bank Premises and Equipment

      Bank premises and equipment was $11.3 million at June 30, 2001, compared to $10.1 million at December 31, 2000, an increase of $1.2 million or 11.9%. This increase was primarily due to the acquisition of two new Bank branch sites as well as the fixed assets associated with the Sarasota Bank acquisition, partially offset by the depreciation of the buildings and equipment and amortization of leasehold improvements.

Deposits

      Total deposits were $263.4 million at June 30, 2001, compared to $202.2 million at December 31, 2000, an increase of $61.2 million or 30.3%. The increase in deposits was due in part to the acquisition of the Sarasota Bank, which had $24.9 million in deposits at the time of the acquisition. Including the deposits acquired from the Sarasota Bank, during the six months ended June 30, 2001, demand deposits increased $16.7 million, NOW and money market deposits increased $13.7 million, and savings deposits and time deposits increased $30.8 million.

Short-term Debt

      At June 30, 2001, there was $100 thousand of short-term debt outstanding compared to $0 outstanding at December 31, 2000. The Company drew on its line of credit with an unaffiliated bank for working capital purposes.

Long-term Debt and Convertible Subordinated Debentures

      There was no long-term debt outstanding (excluding convertible subordinated debentures) at either June 30, 2001 or December 31, 2000. At June 30, 2001 there were no convertible subordinated debentures outstanding. The balance of convertible subordinated debentures at December 31, 2000 was $630 thousand. These debentures were called in January 2001, at which time the holders elected to convert the debentures into Common Stock.

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

Stockholders' Equity

      Stockholders' equity was $24.8 million at June 30, 2001, or 7.90% of total assets, compared to $19.5 million, or 8.01% of total assets at December 31, 2000. At June 30, 2001, the Bank's Tier I (core) Capital ratio was 7.51%, its Tier I Risk-based Capital ratio was 8.90%, and its Total Risk-based Capital ratio was 10.15%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to year to date net income, less dividends declared and changes in the market value of securities available for sale, net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2001 AND 2000

Overview

      Net income for the three months ended June 30, 2001 was $766 thousand or $0.17 per share diluted, compared to $760 thousand or $0.17 per share diluted for the same period in 2000. On a pre-tax basis, United Trust earned $76 thousand in 2001 versus $139 thousand in 2000, EPW earned $68 thousand versus $90 thousand and Commercial Banking's pre-tax profits increased to $1.3 million from $1.2 million during this same period. Analysis of Net Interest Income

      Interest income for the three months ended June 30, 2001 was $5.8 million, compared to $4.6 million for the same period in 2000, a $1.2 million or 26.1% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of federal funds sold and loans including earning assets acquired from the Sarasota Bank, offset by a decline in interest rates. Interest expense was $2.6 million for the three months ended June 30, 2001, compared to $2.0 million for the same period in 2000, a $0.6 million or 30.0% increase. This increase is primarily due to an increase in interest bearing liabilities, including those liabilities acquired from the Sarasota Bank, somewhat offset by a decline in interest rates.

Provision for Loan Losses

      For the three months ended June 30, 2001, the provision for loan losses charged to expense was $210 thousand, compared to $200 thousand for the same period in 2000, an increase of $10 thousand or 5.0%. The allowance of possible loan losses was $3.5 million at June 30, 2001. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income

      Noninterest income for the three months ended June 30, 2001 was $1.4 million compared to $1.3 million for the same period in 2000, an increase of $0.1 million or 7.7%. This increase was primarily due to an increase in service charges on deposit accounts.

Noninterest Expense

      Total noninterest expense for the three months ended June 30, 2001 was $3.2 million compared to $2.6 million for the same period in 2000, an increase of $0.6 million or 23.1%. This increase was due to increases in salary and benefits expense of $470 thousand, occupancy and equipment expense of $165 thousand, and data processing expense of $37 thousand. Included in these categories are the expenses of the Sarasota Bank that was acquired effective April 1, 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 2001 AND 2000

Overview

      Net income for the six months ended June 30, 2001 was $1.5 million or $0.33 per share diluted, compared to $1.2 million or $0.28 per share diluted for the same period in 2000. On a pre-tax basis, United Trust earned $103 thousand in 2001 versus $198 thousand in 2000, EPW's pre-tax operating profits were $136 thousand versus a $100 thousand loss in 2000 (after deducting $280 thousand of costs associated with a cash payment in lieu of the issuance of performance shares) and Commercial Banking's pre-tax profits increased to $2.6 million from $2.3 million during this same period.

Analysis of Net Interest Income

      Interest income for the six months ended June 30, 2001 was $10.9 million, compared to $8.9 million for the same period in 2000, a $2.0 million or 22.5% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of federal loans sold, partially offset by a general decrease in interest rates. Interest expense was $4.8 million for the six months ended June 30, 2001, compared to $3.7 million for the same period in 2000, a $1.1 million or 29.7% increase. This increase is primarily due to an increase in interest bearing liabilities partially offset by a general decrease in interest rates.

Provision for Loan Losses

      For the six months ended June 30, 2001, the provision for loan losses charged to expense was $420 thousand, compared to $350 thousand for the same period in 2000, an increase of $70 thousand or 20.0%. The allowance of possible loan losses was $3.5 million at June 30, 2001. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income

      Noninterest income for the six months ended June 30, 2001 was $2.8 million compared to $2.5 million for the same period in 2000, an increase of $0.3 million or 12.0%. This increase was primarily due to an increase in service charges on deposit accounts of $143 thousand and an increase of $100 thousand in the gain on sale of loans during this period.

Noninterest Expense

      Total noninterest expense for the six months ended June 30, 2001 was $6.1 million compared to $5.4 million for the same period in 2000, an increase of $0.7 million or 13.0%. This increase was due to increases in salary and benefits expense of $505 thousand, occupancy and equipment expense of $237 thousand, data processing expense of $88 thousand, partially offset by a decrease in other operating expense of $195 thousand, which in the prior period included REO expense of $123 thousand.

LIQUIDITY

       During the six months ended June 30, 2001, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and to purchase overnight investments (i.e. federal funds sold). At June 30, 2001, the Company had commitments to originate loans totaling $11.4 million. Management believes the Company has adequate resources to fund all its commitments. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment. As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 2001, the Bank had liquidity of approximately $42.3 million, or approximately 18% of total deposits.

      Management believes the Bank was in compliance with all minimum capital requirements that it was subject to at June 30, 2001.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following shares of the Company's common stock, par value $0.01 per share ("Common Stock") and Series One Preferred Stock, were issued during the six months ended June 30, 2001:

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

         On January 31, 2001, an aggregate of 39,721 shares of Common Stock were issued to certain officers of United Trust pursuant to an incentive stock plan established in connection with the acquisition of Fiduciary Services Corporation ("FSC"). These are the final shares of Common Stock to be issued pursuant to this plan. Under the plan, no additional cash or consideration was received by the Company pursuant to the issuance of such shares. These shares of Common Stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of the securities issued represented their intentions to acquire the securities for investment only and not with a view for resale or distribution and appropriate legends were affixed to the share certificates issued.

         On April 1, 2001, an aggregate of 402,473 shares of the newly created Series One Preferred Stock was issued, as partial consideration, to the shareholders of First Security Bank (the Sarasota Bank). The shares are convertible into Common Stock at $8.00 per share, contingent upon the Sarasota Bank achieving certain net interest income targets as specified in the Acquisition Agreement, as amended. These shares of preferred stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of the securities issued represented their intentions to acquire the securities for investment only and not with a view for resale or distribution and appropriate legends were affixed to the share certificates issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         The Annual  Meeting  of  Shareholders  (the  "Annual  Meeting")  of the
                                   - 18 -

Company was held on April 24, 2001. At the Annual Meeting 3,608,321 shares were present in person or by proxy. The following matters were submitted to a vote of shareholders:

1.      To elect five persons as members of the Board of Directors.
       The following directors were elected with a summary of the votes cast for each nominee:

                          FOR           AGAINST       ABSTAIN         TERM
                        ---------       -------       -------       --------
 Robert J. Banks        3,608,096         225            -          3 years
 David K. Davis, M.D.   3,607,896         425            -          3 years
 Jack A. MaCris, M.D.   3,607,896         425            -          3 years
 Neil W. Savage         3,608,096         225            -          3 years
 John B. Wier, Jr.      3,608,096         225            -          3 years

       In addition to the foregoing, the following individuals are directors of United Financial whose terms continued after the Annual Meeting:

     Ronald E. Clampitt                                   Charles O. Lowe
     Ward J. Curtis                                       William B. McQueen
     William A. Eickhoff                                  John B. Norrie
     Edward D. Foreman                                    Ronald R. Petrini
     Ian F. Irwin                                         Harold J. Winner

  Also, James U. Wade, President of United Bank of the Gulf Coast, was appointed to serve on the Board of Directors after the Annual Meeting.

2. To ratify the appointment of Grant Thornton L.L.P. as the Company's independent auditors for 2001.

        FOR                        AGAINST                      ABSTAIN
     3,603,696                       625                         4,000

       Grant Thornton was retained as independent accountants for the Company.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27       Financial Data Schedule

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the period ending June 30, 2001.








                                   - 19 -



                UNITED FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

       Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNITED FINANCIAL HOLDINGS, INC.
                                       (Registrant)

Date:   August 8, 2001                 By:   /s/ NEIL W. SAVAGE
      ------------------                    -------------------
                                            Neil W. Savage
                                            President and
                                            Chief Executive Officer



Date:   August 8, 2001                 By:   /s/ C. PETER BARDIN
      ------------------                    --------------------
                                            C. Peter Bardin
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)



























                                   - 20 -