Form 10QSB
period 2001-09-30
UNITED FINANCIAL HOLDINGS INC
filed 2001-11-13
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-QSB
                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 005-55641

                         UNITED FINANCIAL HOLDINGS, INC.
                 (Name of Small Business Issuer in its Charter)

FLORIDA                                                   59-2156002
(State or Other Jurisdiction                             (IRS Employer
of Incorporation or Organization)                     Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $0.01 Par value                       4,440, 421
-----------------------------                  ---------------------
            Class                          Outstanding as of November 2, 2001

================================================================================






                         UNITED FINANCIAL HOLDINGS, INC.

                                      INDEX

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.     Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
         At September 30, 2001 and December 31, 2000                     1

         Condensed Consolidated Statements of Earnings -
         For the three and nine months ended
         September 30, 2001 and 2000                                     2

         Condensed Consolidated Statements of
         Comprehensive Income -
         For the three and nine months ended
         September 30, 2001 and 2000                                     3

         Condensed Consolidated Statement of
         Stockholders' Equity -
         For the nine months ended September 30, 2001                    4

         Condensed Consolidated Statements of Cash Flows -
         For the nine months ended September 30, 2001 and 2000           5-6

         Notes to Condensed Consolidated Financial Statements            7-10


     ITEM 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    11-16

PART II.  OTHER INFORMATION

     ITEM 1.     Legal Proceedings                                      17

     ITEM 2.     Changes in Securities and Use of Proceeds              17

     ITEM 3.     Defaults upon Senior Securities                        17

     ITEM 4.     Submission of Matters to a Vote of Shareholders        17

     ITEM 5.     Other Information                                      18

     ITEM 6.     Exhibits and Reports on Form 8-K                       18


SIGNATURES                                                              19









PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                United Financial Holdings, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                              September 30,      December 31,
                                                  2001               2000
ASSETS                                         (unaudited)        (audited)
                                               -----------     -  ---------
Cash and due from banks                      $    12,727        $     9,420
Federal funds sold                                20,630              4,961
Securities held to maturity, market value         19,546             16,036
   of $19,942 and $16,078 respectively
Securities available for sale, at market          22,796             11,296
Loans, net                                       220,492            182,028
Premises and equipment, net                       11,606             10,138
Federal Home Loan Bank stock                         507                507
Federal Reserve Bank stock                           226                226
Intangible assets                                  3,200              1,960
Other real estate owned                              143                175
Other assets                                       7,695              6,714
                                            ------------       ------------
       Total assets                          $   319,568        $   243,461
                                              ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand                                    $    50,911        $    37,051
  NOW and money market                           96,802             78,887
  Savings and time deposits                     123,068             86,214
                                           ------------       ------------
       Total deposits                           270,781            202,152

Securities sold under agreements to
repurchase and fed funds purchased                11,243             10,163
Convertible subordinated debentures                    -                630
Short term debt                                    1,753                  -
Other liabilities                                  3,633              4,230
                                            ------------       ------------
      Total liabilities                         287,410            217,175

Company-obligated mandatory redeemable
capital securities of subsidiary
trust holding solely subordinated
debentures of the company                          6,750              6,750
STOCKHOLDERS' EQUITY
  7% convertible preferred stock                      67                 67
  Series one convertible preferred stock           3,220                  -
  Common stock                                        44                 43
  Paid-in capital                                 10,983             10,052
  Treasury shares                                   (177)              (117)
  Accumulated other comprehensive income             252                (32)
  Retained earnings                               11,019              9,523
                                            ------------       ------------
    Total stockholders' equity                    25,408             19,536
                                            ------------       ------------
    Total liabilities & stockholders'equity $    319,568       $    243,461
                                            ============       ============
     See accompanying notes to condensed consolidated financial statements.
                                      - 1 -

                United Financial Holdings, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (unaudited)(in thousands, except per share data)
                                       Three Months Ended     Nine Months Ended
                                        Sept 30, Sept 30,    Sept 30, Sept 30,
                                          2001     2000        2001     2000
                                        -------  -------    --------  --------
Interest income
  Loans and loan fees                   $ 4,921  $ 4,608    $ 14,543  $ 12,428
  Securities                                520      442       1,381     1,223
  Federal funds sold and securities
     purchased under reverse repurchase
     agreements                             252      120         651       402
                                        -------  -------    --------  --------
       Total interest income              5,693    5,170      16,575    14,053

Interest expense
  Deposits                                2,238    1,837       6,499     4,989
  Other debt and borrowings                 104      136         358       340
  Subordinated debentures issued
     to subsidiary trust                    159      159         476       476
                                        -------  -------    --------  --------
       Total interest expense             2,501    2,132       7,333     5,805
                                        -------  -------    --------  --------

       Net interest income                3,192    3,038       9,242     8,248
Provision for loan losses                   180      250         600       600
                                        -------  -------    --------  --------
       Net interest income after
         provison for loan losses         3,012    2,788       8,642     7,648

Other income
  Service charges on deposit accounts       337      275         935       730
  Trust and investment management           769      789       2,352     2,346
  Gain on sale of loans                      70      117         334       281
  All other fees and income                 219      153         562       462
                                        -------  -------    --------  --------
       Total other income                 1,395    1,334       4,183     3,819

Other expense
   Salaries and employee benefits         1,889    1,560       5,469     4,635
   Occupancy                                261      136         689       377
   Furniture and equipment                  211      143         573       456
   Data processing                          211      140         591       433
   Marketing and business development       119       78         352       303
   Other                                    577      474       1,648     1,740
                                        -------  -------    --------  --------
       Total other expense                3,268    2,531       9,322     7,944
                                        -------  -------    --------  --------
       Earnings before income taxes       1,139    1,591       3,503     3,523
Income tax expense                          412      604       1,272     1,295
                                        -------  -------    --------  --------
       NET EARNINGS                     $   727  $   987    $  2,231  $  2,228
                                        =======  =======    ========  ========
Earnings per share:
   Basic                                $   .16  $   .23    $    .49  $    .53
   Diluted                              $   .16  $   .22    $    .49  $    .50
     See accompanying notes to condensed consolidated financial statements.
                                      - 2 -

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (unaudited) (in thousands)


                                       Three Months Ended     Nine Months Ended
                                        Sept 30, Sept 30,    Sept 30, Sept 30,
                                          2001     2000        2001     2000
                                        -------  -------    --------  --------

Net earnings                            $   727  $   987    $  2,231  $  2,228
Other comprehensive income
     Unrealized holding gains (losses)      188      192         430       131
Income tax (expense) benefit related
     to items of other comprehensive
     income                                 (64)     (65)       (146)      (45)
                                        -------  -------    --------  --------

Comprehensive income                    $   851  $ 1,114    $  2,515  $  2,314
                                        =======  =======    ========  ========





































     See accompanying notes to condensed consolidated financial statements.
                                      - 3 -

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited) (in thousands)

                                         7%       Series One
                                     Convertible  Convertible
                          Common     Preferred   Preferred      Paid-In
                          Stock       Stock       Stock        Capital
                         --------    ---------    ----------    --------
Balance at December
31, 2000                 $     43    $     67     $      -      $ 10,052

Net earnings                    -           -            -             -
Dividends on
common and                      -           -            -             -
preferred stock
Accumulated other
   comprehensive
   income                       -           -            -             -
Conversion of
   debentures                   1           -            -           629
Treasury shares
   acquired                     -           -            -             -
Performance shares
   issued                       -           -            -           302
Preferred stock
issued in acquisition           -           -        3,220             -
                         --------    ---------    ----------    --------
Balance at
September 30, 2001       $     44    $     67     $   3,220     $ 10,983
                         ========    =========    ==========    ========

                       Accumulated Other
                         Comprehensive    Treasury      Retained
                            Income         Shares       Earnings       Total
                         -------------   ---------    -----------   ----------
Balance at December
31, 2000                 $     (32)      $   (117)    $   9,523     $  19,536
Net earnings                     -              -         2,231         2,231
Dividends on
common and                       -              -          (735)         (735)
preferred stock
Accumulated other
   comprehensive
   income                     284              -             -            284
Conversion of
   debentures                   -              -             -            630
Treasury shares
   acquired                     -            (60)            -            (60)
Performance shares
   issued                       -              -             -            302
Preferred stock
issued in acquisition           -              -             -          3,220
                         -------------   ---------    -----------   ----------
Balance at September
30, 2001                 $    252        $   (177)    $  11,019     $  25,408
                         =============   =========    ===========   ==========
     See accompanying notes to condensed consolidated financial statements.
                                      - 4 -

                United Financial Holdings, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                          Nine Months Ended
                                                        Sept 30,     Sept 30,
                                                         2001          2000
                                                       ---------     ---------
Cash flows from operating activities:

    Net earnings                                       $   2,231     $   2,228
    Adjustments to reconcile net earnings
     to net cash provided by operating activities

       Provision for loan losses                             600           600
       Provision for depreciation and amortization           736           592
       Accretion of securities discount                      (51)          (10)
       Amortization of unearned loan fees                   (225)          (75)
       Amortization of securities premiums                    28             9
       Gain on sales of loans                               (525)         (426)
       Decrease (increase) in interest receivable            153          (159)
       Increase in interest payable                          217           224
       (Increase) decrease in other assets                    (8)        1,220
       (Decrease) increase in other liabilities           (1,237)          353
                                                       ---------     ---------

         Net cash provided by operating activities         1,919         4,556

Cash flows from investing activities:

    Purchase of Federal Reserve Bank stock
       and FHLB stock                                          -           (23)
    Acquisition of First Security Bank,
       net of cash acquired                               (1,752)
    Net (increase) decrease in federal
       funds sold                                         (6,794)          238
    Principal repayments of held to
       maturity securities                                 1,105            24
    Principal repayments of available
       for sale securities                                   945           558
    Proceeds from sale of
       trading securities                                      -            75
    Proceeds from maturities of available
       for sale securities                                 3,745         1,500
    Proceeds from maturities of held
       to maturity securities                              8,580         1,266
    Purchases of available for sale securities           (12,561)       (2,767)
    Purchases of held to maturity securities             (12,533)       (2,310)
    Proceeds from sales of loans                           6,010         5,429
    Net (increase) in loans                              (29,395)      (24,438)
    Capital expenditures                                  (1,770)         (396)
                                                        --------     ---------
          Net cash used in investing activities          (44,420)      (20,844)


                              (Continued on Page 6)
     See accompanying notes to condensed consolidated financial statements.
                                      - 5 -

                United Financial Holdings, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Continued from Page 5
                           (unaudited) (in thousands)

                                                  Nine Months Ended
                                            September 30,     September 30,
                                                2001              2000
                                            -----------       -------------

Cash flows from financing activities:
   Net increase in demand deposits,
   NOW accounts, money market account
   and savings accounts                     $    21,606        $     4,866
   Net increase in certificates of deposit       22,164              7,067
   Net increase in securities sold under
     agreements to repurchase                     1,080              4,949
   Increase in borrowings                         1,753                  -
   Dividend paid on preferred stock                 (47)                (7)
   Dividend paid on common stock                   (688)              (550)
   Purchase of Treasury Shares                      (60)              (100)
                                             ----------         ----------

         Net cash provided by
         financing activities                    45,808             16,225
                                             ----------         ----------

Net increase (decrease) in cash
   and due from banks                             3,307               (63)

Cash and due from banks at
   beginning of period                            9,420              8,866
                                             ----------         ----------

Cash and due from banks at
   end of period                             $   12,727         $    8,803
                                             ==========         ==========


Cash paid during the period for:

   Interest                                  $    7,156         $    5,581
   Income taxes                              $    1,523         $    1,568

Supplemental Disclosure of
   Non-cash Activity

Non-cash common stock issued                 $      933         $      347

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

NOTE 2 - BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made to fairly state the results for the interim periods. The results of operations of the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

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

NOTE 3 - EARNINGS PER SHARE

       Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from the conversion of the convertible debt and the preferred stock and the exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars in thousands, except per share data):




                                      - 7 -

                                       For the three months ended September 30,
                                                      2001
                                                    Weighted     Per
                                                    Average      Share
                                        Earnings    Shares       Amount
                                        --------    ---------    ------
Basic EPS
  Net earnings available to
    common stockholders                 $    703    4,440,421    $  .16
                                                                 ======

Effect of  dilutive  securities
  Incremental shares from
  assumed  exercise or
  conversion of:
     Convertible debt                           -           -
     Preferred stock                           24      56,233
     Stock options                              -     105,287
                                        ---------   ---------

Diluted EPS

  Net earnings available to common
    stockholders and assumed
    conversions                         $     727   4,601,941    $  .16
                                        =========   =========    ======


                                       For the three months ended September 30,
                                                       2000
                                                     Weighted     Per
                                                     Average      Share
                                        Earnings     Shares       Amount
                                        --------     ---------    ------
Basic EPS
  Net earnings available to
    common stockholders                 $    983     4,230,000    $  .23
                                                                  ======

Effect of  dilutive  securities
  Incremental shares from
  assumed  exercise or
  conversion of:
     Convertible debt                          8       152,789
     Preferred stock                           3        84,345
     Stock options                             -         2,688
                                        --------     ---------

Diluted EPS

  Net earnings available to common
    stockholders and assumed
    conversions                        $    994     4,469,822    $  .22
                                       ========     =========    ======



                             (Continued on Page 8b)
                                     - 8a -

(Continued from Page 8a)             For the nine months ended September 30,
                                                      2001
                                                    Weighted     Per
                                                    Average      Share
                                        Earnings    Shares       Amount
                                        --------    ---------    ------
Basic EPS
  Net earnings available to
    common stockholders                 $  2,184    4,429,367    $  .49
                                                                 ======

Effect of  dilutive  securities
   Incremental shares from assumed
   exercise or conversion of:
       Convertible debt                         1       8,955
       Preferred stock                         47      56,233
       Stock options                            -      39,740
                                        ---------   ---------

Diluted EPS
  Net earnings available to common
    stockholders and assumed
    conversions                         $   2,232   4,534,295    $  .49
                                        =========   =========    ======

                                      For the nine months ended September 30,
                                                      2000
                                                    Weighted     Per
                                                    Average      Share
                                        Earnings    Shares       Amount
                                        --------    ---------    ------
Basic EPS
  Net earnings available to
    common stockholders                 $  2,221    4,229,493    $  .53
                                                                 ======

Effect of  dilutive  securities
   Incremental shares from assumed
   exercise or conversion of:
       Convertible debt                       23      152,789
       Preferred stock                         7       84,345
       Stock options                           -        2,566
                                        --------    ---------

Diluted EPS
  Net earnings available to common
    stockholders and assumed
    conversions                         $  2,251    4,469,193   $   .50
                                        ========    =========   =======

NOTE 4 - BUSINESS SEGMENT INFORMATION
      United Financial has three reportable segments: Commercial Banking, Trust Services, and Investment Management Services. Corporate and Overhead includes corporate expenses such as corporate overhead, intercompany transactions, and certain goodwill amortization. The following table presents the Company's Business Segment Information for the three and nine months ended September 30, 2001 and 2000, respectively:

                                     - 8b-


                          For the three months ended September 30, 2001
                      Commercial  Investment  Trust     Corporate
                      Banking     Management  Services  & Overhead  Total
                      ----------  ----------  --------  ---------- ---------
Net interest income   $    3,307  $        -  $     43  $    (158) $   3,192
Non interest income          686         394       388        (73)     1,395
                      ----------  ----------  --------  ---------  ---------
Total revenue              3,993         394       431       (231)     4,587
Loan loss provision          180           -         -          -        180
Non interest expense       2,528         319       412          9      3,268
                      ----------  ----------  --------  ---------  ---------
Pretax income (loss)       1,285          75        19       (240)     1,139
Income taxes (benefit)       479          28        15       (110)       412
                      ----------  ----------  --------  ---------  ---------
Segment net income    $      806  $       47  $      4  $    (130) $     727
                      ==========  ==========  ========  =========  =========



                          For the three months ended September 30, 2000
                      Commercial  Investment  Trust     Corporate
                      Banking     Management  Services  & Overhead  Total
                      ----------  ----------  --------  ---------- ---------
Net interest income   $    3,136  $        -  $     62  $    (160) $   3,038
Non interest income          572         426       375        (39)     1,334
                      ----------  ----------  --------  ---------  ---------
Total revenue              3,708         426       437       (199)     4,372
Loan loss provision          250           -         -          -        250
Non interest expense       1,883         335       280         33      2,531
                      ----------  ----------  --------  ---------  ---------
Pretax income (loss)       1,575          91       157       (232)     1,591
Income taxes (benefit)       586          35        67        (84)       604
                      ----------  ----------  --------  ---------  ---------
Segment net income    $      989  $       56  $     90  $    (148) $     987
                      ==========  ==========  ========  =========  =========





















                             (Continued on Page 9b)
                                    - 9a-

                            (Continued from Page 9a)


                          For the nine months ended September 30, 2001
                      Commercial  Investment  Trust     Corporate
                      Banking     Management  Services  & Overhead   Total
                      ----------  ----------  --------  ----------  --------
Net interest income   $    9,560  $        -  $    157  $     (475) $  9,242
Non interest income        1,980       1,215     1,173        (185)    4,183
                      ----------  ----------  --------  ----------- --------
Total revenue             11,540       1,215     1,330        (660)   13,425
Loan loss provision          600           -         -           -       600
Non interest expense       7,058       1,004     1,209          51     9,322
                      ----------  ----------  --------  ----------  --------
Pretax income (loss)       3,882         211       121        (711)    3,503
Income taxes (benefit)     1,424          80        72        (304)    1,272
                      ----------  ----------  --------  ----------  --------
Segment net income    $    2,458  $      131  $     49  $     (407) $  2,231
                      ==========  ==========  ========  ==========  ========



                          For the nine months ended September 30, 2000
                      Commercial  Investment  Trust     Corporate
                      Banking     Management  Services  & Overhead   Total
                      ----------  ----------  --------  ----------  --------
Net interest income   $    8,561  $        -  $    170  $     (483) $  8,248
Non interest income        1,559       1,269     1,113        (122)    3,819
                      ----------  ----------  --------  ----------  --------
Total revenue             10,120       1,269     1,283        (605)   12,067
Loan loss provision          600           -         -           -       600
Non interest expense       5,643       1,278       928          95     7,944
                      ----------  ----------  --------  ----------  --------
Pretax income (loss)       3,877          (9)      355        (700)    3,523
Income taxes (benefit)     1,397          (3)      156        (255)    1,295
                      ----------  ----------  --------  ----------  --------
Segment net income    $    2,480  $       (6) $    199  $     (445) $  2,228
                      ==========  ==========  ========  ==========  ========




















                                    - 9b -

NOTE 5 - COMMITMENTS AND CONTINGENCIES

      In March 2001, the Company entered into a $5 million line of credit agreement with an unrelated bank. Terms of the agreement include a variable interest rate of 3 month Libor plus 200 basis points, interest payable monthly, principal due at maturity, and a maturity date of March 23, 2002. At September 30, 2001 $1.8 million was outstanding under this agreement.

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



                                    - 10-

    The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002 at which time annual and quarterly goodwill amortization of $172,000 and $43,000 will no longer be recognized. By June 30, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002 as a cumulative effect of a change in accounting principle.

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

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
Overview

       Total assets of the Company were $319.6 million at September 30, 2001, compared to $243.5 million at December 31, 2000, an increase of $76.1 million or 31.3%. This increase was the result of the acquisition of the Sarasota Bank, with assets of approximately $40 million and of the Company's internal growth of earning assets (primarily loans) funded by an increase in deposits and securities sold under agreements to repurchase.

Investment Securities

       Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $42.3 million at September 30, 2001, compared to $27.3 million at December 31, 2000, an increase of $15.0 million or 54.9%. Included in investment securities at September 30, 2001, were $22.8 million of securities held as "available for sale" to provide the Company greater flexibility to respond to changes in interest rates and liquidity. These securities have been recorded at market value.

Loans

       Total loans were $225.2 million at September 30, 2001, compared to $185.8 million at December 31, 2000, an increase of $39.4 million or 21.2%. For the same period, real estate mortgage loans increased by $22.6 million or 19.3%, commercial loans increased by $15.8 million or 25.5%, and all other loans including consumer loans increased by $1.0 million or 14.3%. Loans net of allowance for loan loss and unearned fees were $220.5 million at September 30, 2001 compared to $182.0 million at December 31, 2000.
                                    - 11 -

       The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars in thousands):

                                       September 30, 2001     December 31, 2000

Real estate mortgage loans:

  Commercial real estate                  $      97,375          $      84,556
  One-to-four family residential                 13,497                  9,685
  Multifamily residential                        14,648                 16,185
  Construction and land development              13,881                  6,382
                                          -------------          -------------
      Total real estate mortgage loans          139,401                116,808

Commercial loans                                 77,761                 61,970
Consumer loans                                    6,425                  5,501
Other loans                                       1,579                  1,551
                                          -------------          -------------
      Gross loans                               225,166                185,830
Allowances for loan losses                       (3,583)              (2,761)
Unearned fees                                   (1,091)               (1,041)
                                          ------------           -----------
      Total loans net of allowance and
      earned fees                         $     220,492          $     182,028
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

     Various conditions that would affect the loan portfolio are also evaluated. General economic and business conditions that affect the portfolio are reviewed including: 1) credit quality trends including trends in past due and non-performing loans; 2) collateral values in general; 3) loan volumes and concentration; 4) recent loss experience in particular segments of the portfolio; 5) duration and strength of the current business cycle; 6) bank regulatory examination results; and 7) findings of the external loan review process. Senior management and the Directors' General Loan Committee review these conditions quarterly. If any of these conditions presents a problem to the loan portfolio, an additional allocation may be recommended.
                                    - 12 -

       The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):
                                                For the nine months ended
                                      September 30, 2001     September 30, 2000
                                      ------------------     ------------------
Allowance at beginning of period         $        2,761         $        2,341
Charge-offs:
  Real estate loans                                  55                      -
  Commercial loans                                   31                    227
  Consumer loans                                     22                     17
                                         --------------         --------------
      Total charge-offs                             108                    244
Recoveries:
  Real estate loans                                  20                     25
  Commercial loans                                   46                     29
  Consumer loans                                      8                      4
                                         --------------         --------------
      Total recoveries                               74                     58
Net charge-offs                                      34                    186
Allowance related to First Security                 256                      -
Provision for loan losses                           600                    600
                                         --------------         --------------
Allowance at end of period               $        3,583         $        2,755
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

       The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):
                                   September 30, 2001       December 31, 2000
                                   ------------------       ------------------
Real estate loans                    $           458           $        309
Commercial loans                                 339                    277
Consumer loans                                     -                      -
                                     ---------------           ------------
     Total non-accrual loans                     797                    586
Other real estate                                143                    175
Accruing loans 90 days past due                  150                    107
                                     ---------------           ------------
     Total nonperforming assets      $         1,090           $        868
                                     ===============           ============

Bank Premises and Equipment
       Bank premises and equipment was $11.6 million at September 30, 2001, compared to $10.1 million at December 31, 2000, an increase of $1.5 million or 14.9%. This increase was primarily due to the acquisition of two new Bank branch
                                    - 13 -

sites as well as the fixed assets associated with the Sarasota Bank acquisition, partially offset by the depreciation of the buildings and equipment and amortization of leasehold improvements.

Deposits

       Total deposits were $270.8 million at September 30, 2001, compared to $202.1 million at December 31, 2000, an increase of $68.7 million or 34.1%. During the nine months ended September 30, 2001, demand deposits increased $13.9 million, NOW and money market deposits increased $17.9 million, and savings deposits and time deposits increased $36.9 million.

Short-term Debt

      At September 30, 2001, there was $1.8 million of short-term debt outstanding compared to $0 outstanding at December 31, 2000. The Company drew on its line of credit with an unaffiliated bank for working capital purposes and for other investments.

Long-term Debt and Convertible Subordinated Debentures

       There was no long-term debt outstanding (excluding convertible subordinated debentures) at either September 30, 2001 or December 31, 2000. At September 30, 2001 there were no convertible subordinated debentures outstanding. The balance of convertible subordinated debentures at December 31, 2000 was $630 thousand. These debentures were called in January 2001, at which time the holders elected to convert the debentures into Common Stock.

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

Stockholders' Equity

       Stockholders' equity was $25.4 million at September 30, 2001, or 7.95% of total assets, compared to $19.5 million, or 8.01% of total assets at December 31, 2000. At September 30, 2001, the Bank's Tier I (core) Capital ratio was 7.58%, its Tier I Risk-based Capital ratio was 8.93%, and its Total Risk-based Capital ratio was 10.18%. The capital ratios of the Bank at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to the issuance of the Series One Preferred Stock in conjunction with the acquisition of the Sarasota Bank, year to date net income, less dividends declared and treasury shares redeemed, and increases in the market value of securities available for sale, net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000

Overview


                                    - 14 -

       Net income for the three months ended September 30, 2001 was $727 thousand or $0.16 per share diluted, compared to $987 thousand or $0.22 per share diluted for the same period in 2000. On a pre-tax basis, United Trust earned $19 thousand in 2001 versus $157 thousand in 2000, EPW earned $75 thousand versus $91 thousand and the Commercial Banking's pre-tax profits were $1.3 million versus $1.6 million during this same period.

Analysis of Net Interest Income

       Interest income for the three months ended September 30, 2001 was $5.7 million, compared to $5.2 million for the same period in 2000, a $0.5 million or 9.6% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of federal funds sold and loans including the earning assets acquired from the Sarasota Bank, offset by a decline in interest rates. Interest expense was $2.5 million for the three months ended September 30, 2001, compared to $2.1 million for the same period in 2000, a $0.4 million or 19.0% increase. This increase is primarily due to an increase in interest bearing liabilities including those liabilities acquired from the Sarasota Bank, somewhat offset by a decline in interest rates.

Provision for Loan Losses

       For the three months ended September 30, 2001, the provision for loan losses charged to expense was $180 thousand, compared to $250 thousand for the same period in 2000, a decrease of $70 thousand or 28.0%. The allowance of possible loan losses was $3.9 million at September 30, 2001. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income

       Noninterest income for the three months ended September 30, 2001 was $1.4 million compared to $1.3 million for the same period in 2000, an increase of $0.1 million or 7.7%. This increase was primarily due to an increases in other fees and service charges on deposits, partially offset by decreases in Trust and Investment income and gain on sale of loans.

Noninterest Expense

       Total noninterest expense for the three months ended September 30, 2001 was $3.3 million compared to $2.5 million for the same period in 2000, an increase of $0.8 million or 32.0%. This increase was due to increases in salaries and benefits of $329 thousand, occupancy and equipment of $193 thousand, data processing of $71 thousand and other expenses of $103 thousand. Included in these categories are the expenses of the Sarasota Bank that was acquired effective April 1, 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000

Overview

       Net income for the nine months ended September 30, 2001 was $2.2 million or $0.49 per share diluted, compared to $2.2 million or $0.50 per share diluted
                                    - 15 -

for the same period in 2000. On a pre-tax basis, United Trust earned $355 thousand in 2001 versus $121 thousand in 2000, EPW's pre-tax operating profits (before deducting $280 thousand of costs associated with a cash payment in lieu of the issuance of performance shares) decreased to $211 thousand from $289 thousand (before deducting $297 thousand of costs associated with the cash payment in lieu of the issuance of performance shares) during this period and Commercial Banking's pre-tax profits were unchanged at $3.9 million during this same period.

Analysis of Net Interest Income

       Interest income for the nine months ended September 30, 2001 was $16.6 million, compared to $14.1 million for the same period in 2000, a $2.5 million or 17.7% increase. This increase in interest income is primarily due to an increase in earning assets, including those acquired from the Sarasota Bank, partially offset by a significant decline in interest rates. Interest expense was $7.3 million for the nine months ended September 30, 2001, compared to $5.8 million for the same period in 2000, an increase of $1.5 million or 25.9%. The cost of the increase in interest bearing liabilities was offset by the decrease in interest rates.

Provision for Loan Losses

       For the nine months ended September 30, 2001, the provision for loan losses charged to expense was $600 thousand, unchanged from $600 thousand for the same period in 2000. The allowance of possible loan losses was $3.6 million at September 30, 2001. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income

       Noninterest income for the nine months ended September 30, 2001 was $4.2 million compared to the $3.8 million from the same period in 2000, an increase of $0.4 million or 10.5%. The increase in noninterest income was due to increases in service charges on deposit accounts of $205 thousand, an increase of $53 thousand in the gain on sale of loans and an additional $100 thousand of other fees during this period.

Noninterest Expense

       Total noninterest expense for the nine months ended September 30, 2001 was $9.3 million compared to $7.9 million for the same period in 2000, an increase of $1.4 million or 17.7%. This increase was due to increases in salary and benefits expense of $834 thousand, occupancy and equipment of $429 thousand, and data processing expense of $158 thousand, partially offset by a decrease in other operating expense of $92 thousand. Included in these categories are the expenses of the Sarasota Bank that was acquired on April 1, 2001.

LIQUIDITY

       During the nine months ended September 30, 2001, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments,
                                    - 16 -

to purchase loan participations and to purchase overnight investments (i.e. federal funds sold). At September 30, 2001, the Company had commitments to originate loans totaling $8.2 million. Management believes the Company has adequate resources to fund all its commitments. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment. As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 2001, the Bank had liquidity of approximately $41.0 million, or approximately 15% of total deposits.

      Management believes the Commercial Banks were in compliance with all minimum capital requirements that it was subject to at September 30, 2001.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following shares of United Financial common stock, par value $0.01 per share ("United Financial Common Stock"), were issued during the nine months ended September 30, 2001:

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

         On April 1, 2001, an aggregate of 402,473 shares of the newly created Series One Preferred Stock was issued, as partial consideration, to the
                                    - 17 -

shareholders of First Security Bank (the Sarasota Bank). The shares are convertible into Common Stock at $8.00 per share, contingent upon the Sarasota Bank achieving certain net interest income targets as specified in the Acquisition Agreement, as amended. These shares of preferred stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of the securities issued represented their intentions to acquire the securities for investment only and not with a view for resale or distribution and appropriate legends were affixed to the share certificates issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.
ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         None

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the period ending September 30, 2001.


























                                    - 18 -

                UNITED FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

       Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNITED FINANCIAL HOLDINGS, INC.
                                         (Registrant)

Date:   November 5, 2001                 By:   /s/ NEIL W. SAVAGE
      --------------------               -------------------------------
                                               Neil W. Savage
                                               President and
                                               Chief Executive Officer


Date:   November 5, 2001                  By:   /s/ C. PETER BARDIN
      --------------------                -------------------------------
                                                C. Peter Bardin
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)
































                                    - 19 -