Form 10KSB
period 2001-12-31
UNITED FINANCIAL HOLDINGS INC
filed 2002-03-22
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-KSB
                              --------------------
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
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
         St. Petersburg, Florida                            (Zip Code)
 (Address of Principal Executive Offices)
                                 (727) 898-2265
                (Issuer's Telephone Number, Including Area Code)
      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                      Name of Each Exchange
        Title of each class                           on Which Registered
             None                                            None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's gross revenues for its most recent fiscal year was $28,176,193.

The aggregate market value of the Common Stock of the issuer held by non-affiliates as of February 22, 2002, was approximately $20,885,755, as computed by reference to the closing price of the Common Stock as quoted on the Nasdaq National Market System on such date. As of February 22, 2002, there were 4,440,421 issued and outstanding shares of Common Stock of the issuer.

Transitional Small Business Disclosure Format (check one): Yes ___ No   X

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of the issuer for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's 2001 fiscal year are incorporated by reference into Part III of this Form 10-KSB.



                         UNITED FINANCIAL HOLDINGS, INC.

                                   FORM 10-KSB

                       Fiscal Year Ended December 31, 2001


  Item Number in
  Form 10-KSB                                                           Page
--------------------------------------------------------------------------------
                             PART I

    1.  Description of Business                                            1

    2.  Description of Property                                           16

    3.  Legal Proceedings                                                 16

    4.  Submission of Matters to a Vote of Security-Holders               16

                                            PART II

    5.  Market for Common Equity and Related Stockholder Matters          17

    6.  Management's Discussion and Analysis or Plan of Operation         18

    7.  Financial Statements                                              35

    8.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                      35

                           PART III

    9.  Directors, Executive Officers, Promoters and Control Persons
            Compliance with Section 16(a) of the Exchange Act             35

   10.  Executive Compensation                                            35

   11.  Security Ownership of Certain Beneficial
            Owners and Management                                         35

   12.  Certain Relationships and Related Transactions                    36

   13.  Exhibits and Reports on Form 8-K                                  36
















                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     United Financial Holdings, Inc. (the "Company") is a registered bank holding company formed in 1982, the principal subsidiary of which is United Bank and Trust Company (the "Bank"), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida. The Bank was founded in 1979 and is a community-oriented, full service commercial bank with six branch offices serving Pinellas County, Florida. The Bank provides a broad range of traditional banking services with emphasis on commercial loans and loans under the lending program of the U.S. Small Business Administration (the "SBA"). The Company's operations include three business segments: commercial banking, trust services, and investment advisory services, which constituted 92.9%, 2.6% and 4.5% respectively, of the Company's 2001 pre-tax income before corporate overhead. At December 31, 2001, the Company had consolidated total assets of $344.2 million, net loans of $242.4 million, deposits of $282.6 million and stockholders' equity of $25.9 million.

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

     The Company's other operating subsidiaries are EPW Investment Management, Inc., formerly Eickhoff, Pieper, & Willoughby, Inc., an investment advisory firm registered under the Investment Advisers Act of 1940 ("EPW") headquartered in Tampa, Florida, with an office in Jacksonville, Florida; United Trust Company, a Florida-chartered trust company ("United Trust") registered with the Florida Department of Banking and Finance and located in St. Petersburg, Florida; and United Bank of the Gulf Coast ("UBGC", formerly known as First Security Bank), a Florida-chartered commercial bank with one office located in Sarasota, Florida. UBGC was started by a group of local investors in February 1999 and acquired by the Company on April 1, 2001. EPW offers investment management services to corporate, municipal and high net worth individual clients throughout the State of Florida. As of December 31, 2001, EPW had $318.5 million in assets under management. United Trust is a wholesale provider of data processing, administrative and accounting support and asset custody services to professionals holding assets in trust (primarily legal and accounting firms). United Trust also provides retail trust and investment management services to individual and corporate clients. As of December 31, 2001, United Trust had $315.9 million in assets under trust.

     The Company's other non-operating subsidiaries are UFH Capital Trust I ("UFHCT"), a Delaware statutory business trust formed in December 1998 for the exclusive purpose of issuing $6.75 million of Trust Preferred securities; UFH

Statutory Trust II ("UFHSTII"), a Connecticut statutory trust created in November 2001 for the sole purpose of issuing $10 million of floating rate pooled trust preferred securities; and UFMB Corp. ("UFMB"), a Florida corporation wholly owned by the Company for the purposes of holding certain notes, investments and other assets totaling $2.9 million at December 31, 2001.

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

     As a result of this business strategy, the Company's total assets have increased from approximately $122.7 million at December 31, 1996 to $344.2 million at December 31, 2001. The Company's consolidated net revenues increased from $10.7 million for the year ended December 31, 1996 to $17.7 million for the year ended December 31, 2001. During this period of asset and revenue growth, the Company's net income increased from $1.5 million for the year ended December
                                     - 2 -

31, 1996 to $3.2 million for the year ended December 31, 2001.

     The Company intends to continue selectively adding branches in its market area, and to that end completed its purchase and opening of a new branch in November 2000. The Company's current goal is to open one new branch each year. Accordingly, in the future, the Company may consider strategic expansion though the acquisition of other banks or bank branches or by de novo branching. Similar to the Company's previous efforts that resulted in it establishing United Trust and acquiring EPW, the Company may consider from time to time expansion opportunities into other business lines that might add to the Company's non-interest income and the acquisition or development of other businesses that the Company considers complementary to its existing business. For example, in March 1999, the Company acquired a 5% equity interest in United Insurance Holding, LC, a property and casualty insurance company, and in 2000 it increased its minority investment in that company to approximately 16%. In addition, the Company completed the acquisition of UBGC in April 2001. The acquisition of this commercial bank allows the Company to provide banking and other services outside of Pinellas County. From time to time, the Company may commence similar exploratory efforts to evaluate the possibility of acquiring or establishing similar or additional lines of business.

MARKET AREA

     Currently, the Bank has six offices located in Pinellas County, Florida, which is the Bank's primary market area. The population of Pinellas County was reported to be 921,000 at the 2000 census. This compares with a population of 852,000 at the 1990 census and 729,000 at the 1980 census. Pinellas County has been a retirement and tourism destination for many years, and over 22% of its population is over 65 years of age, compared with a state-wide average of 18%.

     According to information published by the Florida Bankers Association, as of September 30, 2001, Pinellas County was the fourth largest county in Florida in terms of bank and thrift deposits, with total deposits of $13.9 billion, or 6.29% of the state's total deposits. There is a significant seasonal population increase during the months of November to April of each year; seasonal residents are not included in the cited population statistics. The Company believes that while the population of Pinellas County will continue to grow, the rate of growth is likely to be lower than the population growth rate of the State of Florida as a whole, and is likely to slow due to the nature of the market area. As a peninsula surrounded on the south, east and west by water, Pinellas County has limited room for future development. The local economy is dependent upon service industries, manufacturing, tourism, and medical facilities as its major sources of employment and commerce.

     United Trust's primary market for retail business is also Pinellas County. Its wholesale services are marketed more widely to the Tampa Bay area, consisting of Pinellas, Hillsborough, Pasco and Manatee Counties. EPW markets its services to high net worth individuals and to commercial and governmental clients throughout the State of Florida and secondarily in the Southeastern United States. UBGC's primary market area is currently Sarasota County, with future plans to expand into Manatee County.

     Pinellas County is a highly competitive market for financial, trust and investment services. The Bank faces competition for deposits from other commercial banks, thrift institutions, money market funds and credit unions. Competition for loans of the types originated by the Bank is also strong. Management believes that Pinellas County is considered an attractive market by financial institutions seeking to obtain deposits, as evidenced by the 286 offices of commercial banks and thrift institutions existing in Pinellas County at September 30, 2001.

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

     As of December 31, 2001, the scheduled maturities of deposits of $100,000 or more were as follows (dollars in thousands):

        Three months or less................................ $      19,659
        Over three through six months.......................         9,672
        Over six through twelve months......................        14,781
        Over twelve months..................................         5,960
                                                             -------------
                                                             $      50,072
                                                             =============

     The Bank offers a full range of deposit services, including checking and other transaction accounts, savings accounts and time deposits. The following table sets forth the principal types of deposit accounts offered and the aggregate amounts of such accounts at December 31, 2001 (dollars in thousands):

                                        Weighted                       Percent
                                         Average                      of Total
                                      Interest Rate     Amount        Deposits
                                      -------------  ------------    ----------
   Non-interest bearing............         0.00%    $     55,994         19.8%
   NOW and Money Market accounts...         1.51           93,690         33.2
   Savings.........................         1.00            6,316          2.2
   Time deposits with original
      maturities of:
      One year or less.............         4.46          107,105         37.9
      Over 1 year through 5 years..         5.08           19,462          6.9
                                                     ------------    ----------
         Total time deposits.......         4.56          126,567         44.8
                                                     ------------    ---------
         Total deposits............         2.56%    $    282,567        100.0%
                                                     ============    =========

     At December 31, 2001, scheduled maturities of time deposits were as follows (dollars in thousands):

     Period Ended December 31,                                    Percent of
                                                    Time             Time
                                                  Deposits         Deposits
                                               --------------  -------------
           2002..............................  $      107,105          84.6%
           2003..............................          12,032            9.5
           2004..............................           2,493            2.0
           2005..............................           1,582            1.2
           2006..............................           3,355            2.7
                                               --------------  -------------
             Total time deposits.............  $      126,567          100.0%
                                               ==============  =============

LENDING ACTIVITIES

Overview

     The primary  source of income  generated by the Bank is interest  earned on
                                     - 5 -

loans held in the Bank's loan portfolio. The Bank's lending activities include commercial, real estate and consumer loans. During 2001, the Bank's net loans increased $60.3 million.

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

     The only loans sold by the Bank during 2001, 2000, and 1999 were SBA loans. When the Bank sells an SBA loan and retains the servicing of the loan, a servicing asset is recorded. The book value of such assets, which the Company believes approximates the fair value of such assets, at December 31, 2001, 2000, and 1999 was $528 thousand, $392 thousand, and $408 thousand, respectively. Amortization expense relating to such servicing assets of $70 thousand, $43 thousand and $25 thousand was recorded for 2001, 2000, and 1999, respectively. The Company periodically reviews these assets for impairment. No valuation for impairment of these assets was deemed necessary for the periods presented.

     At December 31, 2001, the Bank had $10.8 million of SBA loans, of which approximately 17.6% was guaranteed by the SBA. During 2001, the Bank sold guaranteed portions of its SBA loans totaling $10.6 million. At December 31, 2000 the Bank had $12.5 million of SBA loans, of which approximately 32.7% was guaranteed by the SBA. During 2000, the Bank sold guaranteed portions of its SBA loans totaling $5.1 million. At December 31, 1999, the Bank had $10.6 million of SBA loans, of which approximately 27.4% was guaranteed by the SBA. During 1999, the Bank sold guaranteed portions of its SBA loans totaling $8.1 million. The Bank recognized gains on the sale of SBA loans during 2001, 2000 and 1999 of $656 thousand, $286 thousand, and $442 thousand, respectively, and had loan servicing fees on SBA loans during 2001, 2000 and 1999 of $219 thousand, $210 thousand, and $166 thousand, respectively.

Real Estate Loans

     The Bank offers commercial and, on a limited basis, residential real estate loans. Commercial real estate loans are made for general corporate purposes, construction and expansion of facilities. Residential loans are made in the form of fixed and variable rate mortgages and home equity loans.



      The following tables set forth information concerning the loan portofolio, based on total dollars and percent of portfolio, by collateral type as of the dates indicated (dollars in thousands):

                                                     At December 31,
                                            2001          2000          1999
                                      ------------- ------------- -------------
Real estate mortgage loans:
  Commercial real estate............  $    116,081  $     84,556  $     82,622
  One-to-four family residential....        12,980         9,685         7,933
  Multifamily residential...........        14,911        16,185        13,603
  Construction and land development.        16,796         6,382         4,585
                                      ------------  ------------  ------------
     Total real estate mortgage loans      160,768       116,808       108,743

Commercial loans....................        78,459        61,970        41,358
Consumer loans......................         6,486         5,501         5,930
Other loans.........................         1,773         1,551           839
                                      ------------  ------------  ------------
  Gross loans.......................       247,486       185,830       156,870
Allowances for loan losses..........        (3,790)       (2,761)       (2,341)
Unearned fees                               (1,332)       (1,041)       (1,032)
                                      ------------  ------------- ------------
     Total loans net of allowance
     and unearned fees..............  $    242,364  $    182,028  $    153,497
                                      ============  ============  ============

                                            At December 31,
                                            1998          1997
                                      ------------- ----------
Real estate mortgage loans:
  Commercial real estate............  $     60,693  $     44,547
  One-to-four family residential....         7,075         7,482
  Multifamily residential...........         6,673         5,485
  Construction and land development.         3,572         3,071
                                      ------------  ------------
     Total real estate mortgage loans       78,013        60,585

Commercial loans....................        34,904        30,536
Consumer loans......................         4,438         3,998
Other loans.........................         1,803         1,871
                                      ------------  ------------
  Gross loans.......................       119,158        96,990
Allowances for loan losses..........        (1,984)       (1,648)
Unearned fees                                 (628)         (521)
                                      ------------  ------------
     Total loans net of allowance
     and unearned fees..............  $    116,546  $     94,821
                                      ============  ============









                                                At December 31,
                                           2001          2000          1999
                                     ------------- ------------- -------------
Real estate mortgage loans:
  Commercial real estate...........         46.9%        45.6%          52.7%
  One-to-four family residential...          5.2          5.2            5.1
  Multifamily residential..........          6.0          8.7            8.7
  Construction and land development          6.8          3.4            2.9
                                       ---------      -------       --------
     Total real estate mortgage loans       64.9         62.9           69.4

Commercial loans...................         31.7         33.3           26.4
Consumer loans.....................          2.6          3.0            3.7
Other Loans........................          0.8          0.8            0.5
                                       ---------      -------       --------
  Gross loans......................        100.0%       100.0%         100.0%
                                       ==========     ========   ============

                                             At December 31,
                                            1998          1997
                                       ------------ ----------
Real estate mortgage loans:
  Commercial real estate...........          50.9%        45.9%
  One-to-four family residential...           5.9          7.7
  Multifamily residential..........           5.6          5.7
  Construction and land development           3.1          3.2
                                         --------      -------
     Total real estate mortgage loans        65.5         62.5

Commercial loans...................          29.3         31.5
Consumer loans.....................           3.7          4.1
Other Loans........................           1.5          1.9
                                         --------      -------
  Gross loans......................          100.0%       100.0%
                                         =========     ========

     The following table sets forth the contractual amortization of real estate and commercial loans at December 31, 2001. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The table also sets forth the dollar amount of loans scheduled to mature after one year, according to their interest rate characteristics (dollars in thousands):
                                                     December 31, 2001
                                          Real Estate              Commercial
                                        -------------            --------------
Amounts due:
  One year or less...................   $      50,500            $       56,048
  After one through five years.......          98,731                    19,829
  More than five years...............          11,537                     2,582
                                        -------------            --------------
      Total..........................   $     160,768            $       78,459
                                        =============            ==============
Interest rate terms on amounts due
  after one year:
  Adjustable.........................   $      73,904            $        5,046
  Fixed..............................          36,364                    17,365
                                        -------------            --------------
      Total..........................   $     110,268            $       22,411
                                        =============            ==============
                                     - 8 -

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

CREDIT ADMINISTRATION

     The loan approval process consists of a combination of individual and committee loan authority. Individual lending authority is based upon experience and is broken down into secured and unsecured requests. The Officers' Loan Committee is made up of commercial lenders and credit administration personnel. The Officers' Loan Committee currently has final approval on all unsecured credit for $100,000 to $1,000,000 and secured credits for $250,000 to
$1,000,000. The General Loan Committee is made up of four non-employee directors, the CEO of the Company and the President of the Bank. The General Loan Committee has final approval authority for all loans over $1,000,000 to the legal lending limit of the Bank, except for loans involving directors of the Company which must be approved by a vote of the full Board of Directors of the Bank with the interested director not present during the loan discussion and vote.

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

ASSET QUALITY

Allowance/Provision for Loan Losses

     The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses within the existing loan portfolio. The
                                     - 9 -

allowance is based upon an ongoing quarterly assessment of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing.

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

     The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):

                                                        At December 31,
                                             2001          2000          1999
                                        ------------  ------------  ------------
Allowance at beginning of period.       $     2,761   $    2,341   $     1,984
Allowance related to UBGC......                 256            -             -
Charge-offs:

  Real estate loans............                 115           26           144
  Commercial loans.............                  64          250           274
  Consumer loans...............                  38           38            42
                                        -----------   ----------    ----------
      Total charge-offs........                 217          314           460
Recoveries:
  Real estate loans............                  21           25            -
  Commercial loans.............                  48           54            31
  Consumer loans...............                  14            5             1
                                        -----------   ----------    ----------
      Total recoveries.........                  83           84            32
Net charge-offs................                (134)         230           428
Provision for loan losses......                 907          650           785
                                        -----------   ----------    ----------
Allowance at end of period.....         $     3,790   $    2,761    $    2,341
                                        ===========   ==========    ==========


(Continued on Page 10b)
                                     - 10a -

(Continued from Page 10a)
                                             At December 31,
                                            1998          1997
                                        ------------  -----------
Allowance at beginning of period.       $    1,647    $    1,610
Allowance related to UBGC......                   -            -
Charge-offs:

  Real estate loans............                195             -
  Commercial loans.............                212            52
  Consumer loans...............                 19            39
                                        ----------    ----------
      Total charge-offs........                426            91
Recoveries:
  Real estate loans............                  -             -
  Commercial loans.............                  9            38
  Consumer loans...............                  2             -
                                        -----------   ----------
      Total recoveries.........                 11            38
Net charge-offs................                415            53
Provision for loan losses......                752            90
                                        ----------    ----------
Allowance at end of period.....         $    1,984    $    1,647
                                        ==========    ==========

     The following table presents information regarding the Company's total allowance for loan losses as well as its general allocation of such amount to the various loan categories based upon management's estimates (dollars in thousands):
                                              At December 31,
                                 2001              2000              1999
                           ----------------- ----------------- ----------------
Allowance Allocation             Percentage        Percentage        Percentage
                                 of Loan           of Loan           of Loan
                          Amount Portfolio  Amount Portfolio  Amount Portfolio
                          ----------------- ----------------- -----------------
Performing/not classified:
Commercial Loans....      $  698    27%     $  570    30%     $  448    24%
Real Estate Loans...       1,461    61       1,116    59       1,063    64
Consumer Loans......          85     5         105     5          78     7
                          ------ -------    ------- -------   ------- -------
    Subtotal........       2,244    93       1,791    94       1,589    95

Non-performing/classified:
Marginal............         262     4         127     3         112     3
Substandard.........       1,148     3         836     3         362     2
Doubtful............         135     -           -     -           -     -
Loss................           -     -           -     -           -     -
                          ------ -------    ------- -------   ------- -------
Subtotal............       1,545     7         963     6         474     5
Unallocated.........           1     -           7     -         278     -
                          ------ -------    ------- -------   ------- -------
    Total...........      $3,790   100%     $2,761   100%     $2,341   100%
                          ====== ======     ======= =======   ======= =======



(Continued on Page 10c)
                                     - 10b -

(Continued from Page 10b)          At December 31,
                                1998              1997
                          ----------------- ----------------
Allowance Allocation             Percentage        Percentage
                                 of Loan           of Loan
                          Amount Portfolio  Amount Portfolio
                          ----------------- ----------------
Performing/not classified:
Commercial Loans....      $  485    27%     $  368    31%
Real Estate Loans...         607    59         459    53
Consumer Loans......         121     7          92     9
                          ------- -------   ------- -------
    Subtotal........       1,213    93         919    93

Non-performing/classified:
Marginal............          29     3           2     5
Substandard.........         677     4         483     2
Doubtful............          51     -           -     -
Loss................           -     -           -     -
                          ------- -------   ------- -------
Subtotal............         757     7         485     7
Unallocated.........          14     -         243     -
                          ------- -------   ------- -------
    Total...........      $1,984   100%     $1,647   100%
                          ======= =======   ======= =======

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

     The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):
                                                      At December 31,
                                            2001          2000          1999
                                       ------------  ------------   -----------
Real estate loans...................   $    2,377    $      309     $   1,462
Commercial loans....................          186           277           453
Consumer loans......................            -             -             -
                                       -----------   -----------    ----------
   Total non-accrual loans............      2,563           586         1,915
Other Real Estate...................          141           175         1,528
Accruing Loans 90 days past due               164           107           441
                                       ----------    ----------     ---------
   Total nonperforming assets.......   $    2,868    $      868     $   3,884
                                       ==========    ==========     =========
(Continued on Page 10e)
                                     - 10c -

(Continued from Page 10c)
                                              At December 31,
                                              1998          1997
                                          -----------   ----------
Real estate loans...................      $   2,820     $     374
Commercial loans....................          1,181            26
Consumer loans......................              -             -
                                          ----------    ---------
   Total non-accrual loans............        4,001           400
Other Real Estate...................          1,015             -
Accruing Loans 90 days past due                 449           251
                                          ---------     ---------
   Total nonperforming assets.......      $   5,465     $     651
                                          =========     =========

     The amount of gross interest income that would have been earned on nonperforming loans was $56 thousand at December 31, 2001.

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

     There are approximately 286 branch offices of commercial banks and thrift institutions operating in Pinellas County. In order to compete effectively, the Bank seeks to differentiate its services from those offered by larger institutions, including the branch offices of large regional and national bank holding companies. The Bank seeks to provide banking products and services that are customized to its market area and target customers on a personalized basis, which management believes cannot be matched by many of the larger institutions that tend to offer many banking products and services on an impersonal basis.
Management believes that, as the banking industry has undergone further consolidation, the opportunity to attract customers seeking personalized service has been enhanced. The Bank seeks to tailor its products and services to its specific geographic market and targeted customers, and to thereby attract the business of professionals, entrepreneurs, and small to medium sized commercial businesses while continuing to provide exceptional banking services to all of its customers. The profitability of the Bank depends upon its ability to compete effectively in its market area. While management believes that the Bank's local ownership, community oriented operating philosophy and personalized service enhances the Bank's ability to compete in its market area, there can be no assurance that the Bank will be able to continue to compete effectively or that competitive factors will not have an adverse effect on the Bank's operating results or financial condition.


                                 - 10e-

EMPLOYEES

     At December 31, 2001, the Company had 128 full-time and 9 part-time employees, none of whom were represented by a union or subject to a collective bargaining agreement. The Company believes its relations with its employees to be good.

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

Regulation of the Bank

     The Bank is organized as a Florida-chartered commercial bank and is regulated and supervised by the Florida Department of Banking and Finance (the "Department"). In addition, the Bank is regulated and supervised by the Federal Reserve, which serves as its primary federal regulator and, to a lesser extent, by the Federal Deposit Insurance Corporation ("FDIC") as the administrator of the fund that insures the Bank's deposits. Accordingly, the Department and the Federal Reserve conduct regular examinations of the Bank, reviewing the adequacy of the loan loss reserves, quality of loans and investments, propriety of management practices, compliance with laws and regulations, and other aspects of the Bank's operations. In addition to these regular examinations, the Bank must furnish to the Federal Reserve quarterly reports containing detailed financial statements and schedules. The capital ratios of the Bank at December 31, 2001 all exceed the current regulatory minimum guidelines for a "well capitalized" bank.

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

Deposit Insurance

     The Bank is subject to FDIC deposit insurance assessments. The Bank is also subject to a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized, (ii) adequately capitalized, and (iii) undercapitalized. An institution is also assigned, by the FDIC, to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates on deposits for an institution in the highest category (i.e., "well capitalized" and "healthy") are less than assessment rates on deposits for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). The Bank is categorized as "well capitalized" as of December 31, 2001.

     In addition to FDIC insurance assessments, the Bank is also subject to assessments used to pay interest on bonds issued by the Financing Corporation (the "FICO") under the Deposit Insurance Funds Act (the "Funds Act"). Prior to enactment of the Funds Act, only insurance payments by SAIF-member institutions were available to satisfy FICO's interest payment obligations. Through the end of 2001, the FICO assessment rate on BIF-assessable deposits is required by the statute to be one-fifth of the SAIF rate. Thereafter, FICO assessment rates for members of both insurance funds will presumably be equalized.

     Currently, the FICO assessment rate for BIF-assessable deposits is 0.0021 percent (or 2.1 basis points) and the FICO assessment rate for SAIF assessable deposits is 0.0021 percent (or 2.1 basis points). In 2001, the Bank's total FICO payment obligation was $49,755, all of which was attributable to the BIF-assessable deposits.The Bank has no SAIF assessable deposits.



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

     The minimum guidelines for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital (i.e., 4% of risk-weighted assets) must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities. As of December 31, 2001 the Company's leverage ratio was 9.37%.

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

     The Federal Reserve has issued final regulations to implement the "prompt corrective action" provisions of the FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The Federal Reserve also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. As of December

31, 2001, the Company met the criteria to be considered well capitalized, with Tier 1 and total capital equal to 11.02% and 15.14% of its respective total risk-weighted assets. While the Company's capital levels have been in excess of those required to be maintained by a "well capitalized" financial institution, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relative short period of time, making an additional capital infusion necessary.

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

Federal Reserve System

     The Federal Reserve regulations require banks to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations, effective November 28, 2000, generally require that reserves be maintained against aggregate transaction accounts as follows: (i) for accounts aggregating $42.8 million or less the reserve requirement is 3%; and (ii) for accounts greater than $42.8 million, the reserve requirement is $1.284 million plus 10.0% against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. As of December 31, 2001, the Bank was in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the Department. These reserve requirements are subject to annual adjustments by the Federal Reserve and higher reserve requirements may be imposed in the future. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

Liquidity

     Under Florida banking regulations, the Bank is required to maintain a daily liquidity position equal to at least 15% of its total transaction accounts and 8% of its total nontransaction accounts, less those deposits of public funds for which security has been pledged as provided by law. The Bank may satisfy its liquidity requirements with cash on hand (including cash items in process of collection), deposits held with the Federal Reserve, demand deposits due from correspondent banks, Federal funds sold, interest-bearing deposits maturing in 31 days or less and the market value of certain unencumbered, rated, investment-grade securities and securities issued by Florida or any county, municipality or other political subdivision within the State. The Federal Reserve also reviews the Bank's liquidity position as part of its examination and imposes similar requirements on the Bank. Any Florida-chartered commercial bank that fails to comply with its liquidity requirements generally may not further diminish liquidity either by making any new loans (other than by discounting or purchasing bills of exchange payable at sight) or by paying dividends. At December 31, 2001, the Bank's net liquid assets exceeded the minimum amount required under the applicable Florida regulations.

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

CHANGES IN ACCOUNTING STANDARDS

       On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these statements are as follows:

     * All business combinations consummated after June 30, 2001 must use the purchase method of accounting.

     * Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, rented, etc.

     * Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001 will not be amortized. Effective January 1, 2002, all previously recognized goodwill or intangible assets with indefinite lives would no longer be subject to amortization.

     * Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     * All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     The Company does not expect SFAS 141 and 142 to have a material impact on the Company's statement of earnings or balance sheet.

     In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on the Company's statement of operations or balance sheet.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material impact on the Company's statement of earnings or balance sheet.

ITEM 2.       DESCRIPTION OF PROPERTY

     The principal executive offices of the Company, the Bank and United Trust are located in an office building at 333 Third Avenue North, St. Petersburg, Florida 33701. This facility was renovated in 1997, is owned by the Company and has a total of five floors and approximately 47,400 square feet of usable space. The Company and its subsidiaries occupy a total of approximately 25,000 square feet on the first two floors and a portion of the third floor of the building. As of December 31, 2001, the balance of the building was leased to tenants. Adequate parking, lobby, safe deposit boxes, and drive-thru facilities are provided to customers of the Bank at this location.

     The Bank has additional branch locations at 5801 49th Street North, St. Petersburg ("North"), 5601 Park Street North, St. Petersburg ("Five Towns"), 6500 Gulf Boulevard, St. Pete Beach ("St. Pete Beach"), 7490 Bryan Dairy Road, Largo ("Bryan Dairy") and 3029 Enterprise Road, Clearwater ("Enterprise"), and an Operations Center at 1770 Commerce Avenue North, St. Petersburg, all in Pinellas County Florida. No banking services are offered at the Operations Center. Except for Five Towns, Enterprise and the Operations Center, these facilities are owned by the Company. All branches offer both lobby and drive-thru banking facilities except for Five Towns, which offers only lobby facilities to the Bank's customers. Five Towns is leased for a term expiring October 2005, with no renewal option. Enterprise is leased for a term expiring on October 2013, with 15 renewal options of 5 years each. UBGC offers lobby banking services and is located at 1400 State Street, Sarasota, Florida (Sarasota County). The facility is leased for a term expiring March 2008 and has one 5-year renewal option.

     EPW's main office is located in an office building in Tampa, Florida in which EPW leases approximately 3,190 square feet of space pursuant to a lease expiring February 2003, with no renewal option. EPW's Jacksonville, Florida office operates out of a private home owned by an officer of EPW.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no matters submitted to a vote of the Company's security-holders during the fourth quarter of its fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"), are quoted on the Nasdaq SmallCap Market under the symbol UFHI. At the close of business on February 21, 2002, there were outstanding 4,440,421 shares of Common Stock which were held by approximately 400 record and beneficial shareholders.

     The following table sets forth the high and low closing sales prices for the Common Stock as quoted by Nasdaq for the period indicated:

                                                 High         Low
      YEAR ENDED DECEMBER 31, 1999:
      First Quarter                              $  7.75      $  6.50
      Second Quarter                             $  7.50      $  6.38
      Third Quarter                              $  7.25      $  6.63
      Fourth Quarter                             $  7.19      $  6.69

      YEAR ENDED DECEMBER 31, 2000:
      First Quarter                              $  7.00      $  6.50
      Second Quarter                             $  7.38      $  6.63
      Third Quarter                              $  7.82      $  7.25
      Fourth Quarter                             $  7.63      $  7.00

      YEAR ENDED DECEMBER 31, 2001:
      First Quarter                              $  7.75      $  7.00
      Second Quarter                             $  9.25      $  7.35
      Third Quarter                              $ 10.50      $  8.75
      Fourth Quarter                             $ 11.00      $  9.01
                                     - 20 -

     Since 1995, the Company has declared and paid quarterly cash dividends on the Common Stock to record holders of the Common Stock at each calendar quarter end, payable on the last day of the following month. Starting in the first quarter of 1997, such dividends were paid at the rate of $0.0333 per share of Common Stock until the third quarter of 1998, when a dividend of $0.04 per share was declared. The dividend rate was increased to $0.05 per share in the third quarter of 2000 and $0.05 1/2 per share in the third quarter of 2001. Regular quarterly cash dividends were declared throughout 2001. The Company currently has no plans to modify the amount or timing of such dividends.

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

     In March 1999, the Company purchased a $273,000 equity position, or approximately 5 percent, in United Insurance Holdings, LC ("Insurance Holdings"). In October 2000, the Company increased its ownership by an additional $892,000, bringing its total investment to approximately $1,165,000 or 16 percent. Insurance Holdings is the parent company of United Property Insurance and Casualty Company, Inc. The Company has the option to acquire, at its election, up to an aggregate of 20 percent of the common equity of Insurance Holdings. Additionally, the Company originally made a $1 million loan advance to Insurance Holdings with a maturity date of June 8, 1999. The loan was subsequently renewed for $0.5 million and was paid in full in January 2001. One director of the Company also serves as a director of Insurance Holdings, one director of the company serves as a director of United Insurance Management, LC, and one director of the Company serves as a director of United Property and Casualty Insurance Company.

     In April 1999, the Company purchased a $500,000 equity position, or approximately 2.2% of the outstanding capital stock, in Nexity Financial Corporation ("Nexity"). Nexity acquired an Alabama state chartered bank and intends to pursue an Internet banking business strategy and ultimately raise additional capital in an initial public offering.

     In April 2001, the Company completed the acquisition of UBGC for a cash payment of approximately $2.1 million and the issuance of 384,394 shares of Series One Preferred stock valued at $3.1 million. With the completion of this acquisition, the Company has fully disbursed the net offering proceeds.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2001 AND DECEMBER 31, 2000

Overview

     Total assets of the Company were $344.2 million at December 31, 2001, compared to $243.5 million at December 31, 2000, an increase of $100.7 million or 41.4%. This increase was the result of the acquisition of UBGC, with assets of approximately $49 million, and of the Company's internal growth of earning assets (primarily loans) funded by an increase in deposits and securities sold under agreements to repurchase. Investment Securities

Investment Securities
     Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $46.5 million at December 31, 2001, compared to $27.3 million at December 31, 2000, an increase of $19.2 million or 70.3%. The increase in securities was due in part to the acquisition of UBGC, which had $5.0 million at the date of the acquisition. At December 31, 2001, the Company held certain securities totaling $26.8 million as available for sale. These securities have been recorded at market value.

Loans
     Total loans were $247.5 million at December 31, 2001 compared to $185.8 million at December 31, 2000, an increase of $61.7 million or 33.2%. The increase in loans was due in part to the acquisition of UBGC, which had $15.2 million at the date of the acquisition. For the same period, real estate mortgage loans increased by $44.0 million or 37.6%, commercial loans increased by $16.5 million or 26.6%, and all other loans including consumer loans increased by $1.2 million or 17.1%. Net loans were $242.4 million at December 31, 2001, compared to $182.0 million at December 31, 2000.

Asset Quality and Allowance for Loan Losses

     The allowance for loan losses amounted to $3.8 million at December 31, 2001, compared to $2.8 million at December 31, 2000, an increase of $1.0 million or 35.7%. During 2001, $217 thousand in loans were charged off, $907 thousand was added to the allowance for loan losses through a provision, which was accounted for as an expense, reducing net income, $83 thousand was recovered from loans previously charged off, and $256 thousand of reserve was acquired with UBGC.

Nonperforming Assets

     Nonperforming assets were $2.9 million at December 31, 2001, compared to $.9 million at December 31, 2000. Nonperforming assets at December 31, 2001 consisted of nonperforming loans of $2.8 million and other real estate owned
(ORE) of $.1 million. ORE owned consists of two properties, both of which have been listed for sale. Management believes that these properties are carried at values that are equal to their current market value.

Premises and Equipment

     Premises and equipment were $11.7 million at December 31, 2001, compared to $10.1 million at December 31, 2000, an increase of $1.6 million or 15.7%. This increase was primarily due to the acquisition of a new branch site and related equipment, less the depreciation of buildings and equipment and amortization of leasehold improvements.

Deposits

     Total deposits were $282.6 million at December 31, 2001, compared to $202.2 million at December 31, 2000, an increase of $80.4 million or 39.8%. The increase in deposits was due in part to the acquisition of UBGC, which had $24.9 million at the date of acquisition. From December 31, 2000 to December 31, 2001, demand deposits increased $18.9 million, NOW and money market deposits increased $14.8 million, savings deposits increased $1.7 million, time deposits of $100 thousand or greater increased $22.1 million, and other time deposits increased $22.9 million.

Convertible Subordinated Debentures

     Convertible subordinated debentures of $630 thousand were outstanding as of December 31, 2000 and December 31, 1999. The debentures were subsequently called on January 15, 2001, and the full balance was converted into 152,783 shares of Common Stock.

Mandatory Redeemable Capital Securities of Subsidiary Trusts

UFH Capital Trust I

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

UFH Statutory Trust II

     In December 2001, the Company, through a statutory business trust created and owned by the Company, issued $10,000,000 of Cumulative Trust Preferred Securities with a floating rate of 3 month LIBOR, plus 360 basis points that will mature on December 18, 2031. The principal assets of the statutory business trust are debentures issued to the Company in an aggregate amount of $10.31 million, with a floating interest rate of 3 month LIBOR, plus 360 basis points, and a maturity date of December 23, 2031. See Note D of the Consolidated Financial Statements for additional information.

Stockholders' Equity

     Stockholders' equity was $25.9 million at December 31, 2001, or 7.52% of total assets, compared to $19.5 million, or 8.02% of total assets at December 31, 2000. At December 31, 2001, the Company's Tier I (core) Capital ratio was 11.86%, its Tier I Risk-based Capital ratio was 13.96%, and its Total Risk-based Capital ratio was 15.14%. The capital ratios of the Company at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to the Company's 2001 net income, less dividends declared.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001
AND 2000

Overview

     Net income for the year ended December 31, 2001 was $3.2 million or $0.70 per share diluted, compared to $3.1 million or $0.69 per share diluted for the same period in 2000. On a pre-tax basis, United Trust earned $161 thousand in 2001 versus $476 thousand in 2000, EPW's pre-tax operating profits increased to $272 thousand from a $145 thousand loss (including $495 thousand of costs associated with the issuance of certain performance shares issued pursuant to the acquisition of EPW) during this period and Commercial Banking pre-tax profits increased to $5.7 million from $5.4 million during this same period.

Business Segment Information

     The  Company's  operations  include  three  business  segments:  commercial banking, trust services (operated through United Trust) and investment management services (operated through EPW). The following are the results of operations for these three segments for the years ended December 31, 2001 and 2000 (dollars in thousands).

                                         Years Ended December 31,
                                                  2001
                                  ----------  ------  ------   ---------
                                  Commercial  United             Company
                                    Banking    Trust     EPW      Total
                                  ----------  ------  ------   ---------
Interest income.................  $  22,179  $   197  $    -   $  22,376
Interest expense................      9,025        -       -       9,025
                                  ---------  -------  ------   ---------
Net interest income.............     13,154      197       -      13,351
Loan loss provision.............        907        -       -         907
                                  ---------  -------  ------   ---------
Net interest income after loan
  loss provision................     12,247      197       -      12,444
Noninterest income..............      3,021    1,587   1,578       6,186
General and Administrative
  expenses......................      9,578    1,531   1,306      12,415
Amortization of goodwill........         39       92       -         131
                                  ---------  -------  ------   ---------
Total noninterest expense.......      9,617    1,623   1,306      12,546
                                  ---------  -------  ------   ---------
Net income (loss) before taxes..  $   5,651  $    161 $  272       6,084
                                  =========  ======== ======
Net corporate overhead expense..                                   1,014
Income tax expense..............                                   1,844
                                                               ---------
Net income......................                               $   3,226
                                                               =========





















(Continued on Page 25b)
                                     - 25a _

(Continued from Page 25a)
                                          Years Ended December 31,
                                                   2000
                                  ---------- -------  -------   ---------
                                  Commercial  United              Company
                                    Banking    Trust      EPW      Total
                                  ----------  ------  ------   ---------
Interest income.................  $   19,034 $    244 $    -    $   19,278
Interest expense................       7,438        -      -         7,438
                                  ---------- -------- ------    ----------
Net interest income.............      11,596      244      -        11,840
Loan loss provision.............         650        -      -           650
                                  ---------- -------- ------    ----------
Net interest income after loan
  loss provision................      10,946      244       -       11,190
Noninterest income..............       2,024    1,519  1,701         5,244
General and Administrative
  expenses......................       7,571    1,214  1,846        10,631
Amortization of goodwill........          14       73      -            87
                                  ---------- -------- ------    ----------
Total noninterest expense.......       7,585    1,287  1,846        10,718
                                  ---------- -------- ------    ----------
Net income (loss) before taxes..  $    5,385 $    476 $ (145)        5,716
                                  ========== ======== =======
Net corporate overhead expense..                                       929
Income tax expense..............                                     1,733
                                                                ----------
Net income......................                                $    3,054
                                                                ==========

     Commercial Banking Activities. The Company's commercial banking activities are conducted through the Bank and UBGC. Net interest income of Commercial Banking for the year ended December 31, 2001 was $13.2 million, compared to $11.6 million for the same period in 2000, a $1.6 million or 13.4% increase. Based on the Company's analysis of its loan portfolio and loan loss reserve, the loan loss provision was increased to $907 thousand for 2001, compared to $650 thousand for 2000. Non-interest income for 2001 was $3.0 million, compared to $2.0 million in 2000. Total non-interest expense was $9.6 million for 2001, compared to $7.6 million for 2000, a 26.8% increase. Net income before taxes was $5.7 million for 2001, compared to $5.4 million for 2000, a 5.6% increase.

     Trust Activities. United Trust reported net income before taxes of $161 thousand for the year ended December 31, 2001, compared to $476 thousand for 2000, a decrease of $315 thousand. The decrease in net income before taxes was due to an increase of $317 in general and administrative expense, including an increase in salary and benefit expense related to the addition of professional trust staff.

     Investment Advisory Activities. Net income before taxes for EPW was $272 thousand for the year ended December 31, 2001, compared to net loss before taxes of $145 thousand for the same period of 2000, a $417 thousand increase. In 2001, no expenses were incurred due to the issuance of "performance shares" pursuant to the acquisition of EPW as compared to expenses of $495 thousand in 2000. At December 31, 2000 all liability relating to the acquisition of EPW had been recognized and no more "performance shares" will be issued. Additionally, EPW's revenue declined by $123 thousand in 2001, primarily as the result of delines in the market value of assets under management.

                               - 25b -

Analysis of Net Interest Income

     Net interest income for the year ended December 31, 2001 was $12.4 million, compared to $11.2 million for the same period in 2000, a $1.2 million or 10.7% increase. Interest income was $22.4 million for the year ended December 31, 2001, compared to $19.3 million for the same period in 2000, a $3.1 million or 16.1% increase. Interest expense was $9.0 million for the year ended December 31, 2001, compared to $7.4 million for the same period in 2000, a $1.6 million or 21.3% increase.

     The   following   table   summarizes   the   average   yields   earned   on
interest-earning   assets  and  the  average  rates  paid  on   interest-bearing
liabilities  for the  years  ended  December  31,  2001  and  2000  (dollars  in thousands):
                                            Year Ended December 31,
                                                      2001
                                       ----------   --------   --------
                                          Average               Average
                                          Balance   Interest    Rate(1)
                                       ----------   --------   --------
Summary of average rates/interest
 earning assets:
Interest earning assets:
  Loans, net(2)......................  $ 214,054  $   19,563      9.30%
  Securities:
  Investment securities - taxable....     34,490       1,940      6.00
  Investment securities - non-taxable (3)    601          29      7.66
  Federal funds sold.................     22,772         739      3.61
                                       ---------  ----------
  Total earning assets...............    271,917      22,271      8.40%
  Non-earning assets.................     34,483
                                       ---------
Total average assets.................  $ 306,400
                                       =========

Interest bearing liabilities:
  NOW & money market.................  $  91,672       2,389      2.70%
  Savings............................      5,060          96      1.90
  Time, $100,000 & over..............     42,315       2,250      5.55
  Time other.........................     72,186       3,761      5.47
  Convertible subordinated
    debentures.......................         26           2      8.00
  Long-term debt.....................        565          29      5.13
  Trust preferred securities.........      7,327         656      8.95
  Other borrowings...................     14,361         416      2.90
                                       ---------  ----------
Total interest bearing liabilities...    233,512       9,599      4.27%

Non-Interest bearing liabilities:
  Deposits...........................     44,858
  Other..............................      3,887
  Stockholders' equity...............     24,143
                                       ---------
Total liabilities and stockholders'    $ 306,400
  equity.............................  =========
  Net interest & net interest spread.             $   12,672       4.13%
                                                  ==========     ======
  Net interest margin................                              4.73%
(Continued on Page 26b)              - 26a)                      ======

(Continued from Page 26a)

                                            Year Ended December 31,
                                                        2000
                                          -------     --------      ------
                                          Average                   Average
                                          Balance     Interest       Rate
                                          -------     --------      ------
Summary of average rates/iterest
  earning assets:
Interest earning assets:
  Loans, net(2)......................  $  166,605  $   17,030      10.22%
  Securities:
  Investment securities - taxable....      25,496       1,618       6.35
  Investment securities - non-taxable (3)     744          37       7.89
  Federal funds sold.................       7,211         452       6.27
                                       ----------  ----------
  Total earning assets...............     200,056      19,137       9.58%
  Non-earning assets.................      28,279
                                       ----------
Total average assets.................  $  228,335
                                       ==========

Interest bearing liabilities:
  NOW & money market.................  $   69,137       2,414       3.49%
  Savings............................       4,974         102       2.05
  Time, $100,000 & over..............      22,053       1,338       6.07
  Time other.........................      53,188       2,980       5.60
  Convertible subordinated
    debentures.......................         630          50       8.00
  Long-term debt.....................           -           -           -
  Trust preferred securities.........       6,750         633       9.40
  Other borrowings...................      12,512         423       3.38
                                       ----------  ----------
Total interest bearing liabilities...     169,244       7,940       4.69%

Non-Interest bearing liabilities:
  Deposits...........................      37,841
  Other..............................       3,006
  Stockholders' equity...............      18,244
                                       ----------
Total liabilities and stockholders'    $  228,335
  equity............................. ==========
  Net interest & net interest spread.              $   11,197      4.89%
                                                   ==========   =======
  Net interest margin................                              5.61%
                                                                =======
(1)   Includes annualized income from the acquisition of UBGC on April 1, 2001.

(2)   Includes non-accrual loans.

(3)   Yield calculated on a tax adjusted basis.






                                     - 26b -

     The following table reflects the change in net interest income due to changes in the volume and rate of the Company's assets and liabilities for the twelve-month period ended December 31, 2001:
                                                    Increase (Decrease)
                                       ---------------------------------------
Changes in net interest income                             Combination
  (dollars in thousands)                 Volume    Rate    Rate/Volume  Total
                                       --------  --------  ----------- -------
Interest earning assets:
  Loans, net...........................$  4,850  $ (1,536) $  (781)   $  2,533
  Securities:
  Investment securities - taxable......     571       (88)    (161)        322
  Investment securities - non-taxable..     (11)       (2)       5          (8)
  Federal funds sold...................     975      (192)    (497)        286
                                       --------  --------  -------    --------
Total change in interest income........   6,385    (1,818)  (1,434)      3,133

Interest bearing liabilities:
  NOW & money market...................     787      (547)   (265)         (25)
  Savings..............................       2        (8)      -           (6)
  Time, $100,000 & over................   1,230      (115)   (203)         912
  Time other...........................   1,064       (71)   (213)         780
  Convertible subordinated debentures..     (48)        -       -          (48)
  Long-term debt.......................       -         -      29           29
  Trust preferred securities...........      54       (30)     (1)          23
  Other borrowings.....................      63       (61)     (9)          (7)
                                       --------  --------  -------    --------
Total change in interest expense.......   3,152      (832)    (661)      1,658
                                       --------  --------  -------    --------
Increase in net interest income........$  3,233  $   (986) $  (772)   $  1,475
                                        ========  ========- ========  ========

Noninterest Income

     Noninterest income for the year ended December 31, 2001 was $5.9 million, compared to $5.1 million in 2000. Increases in service charges on deposits, gain on sale of SBA loans, and other service charges of $854 thousand were offset by a decrease in trust and investment management income.

     The following table indicates the components of noninterest income for the years ended December 31, 2001 and 2000 (dollars in thousands):

                                           For the Years Ended December 31,
                                                                 Increase/
                                               2001       2000   (Decrease)
                                           ---------  ---------  ----------
Service charges on deposit accounts....... $  1,317   $  1,014   $    303
Trust and investment management income....    3,117      3,172        (55)
Other service charges, fees, and income...      448        267        181
Loan servicing fees.......................      219        210          9
Net trading account profit................        -         (6)         6
Income on cash value life insurance.......      148        141          7
Gain on sale of SBA loans.................      656        286        370
                                           --------   --------   --------
Total noninterest income.................. $  5,905   $  5,084   $    821
                                           ========   ========   ========

(Continued on Page 27b)
                                     - 27a -

(Continued from Page 27a)
Noninterest Expense

     Total noninterest expense for the year ended December 31, 2001 was $12.6 million, compared to $10.8 million for the same period in 2000, an increase of $1.8 million or 16.2%. Substantially all of the increase was in salary and benefits, occupancy expense, furniture and equipment, and data processing expense, and includes $1.0 million of additional expense relating to the operation of UBGC.

     The following table reflects the components of noninterest expense for the years ended December 31, 2001 and 2000 (dollars in thousands):

                                             For the Years Ended
                                                December 31,
                                                                   Increase/
                                         2001          2000       (Decrease)
                                    ------------  -------------   ------------
Salaries and employee benefits..... $     7,371     $     6,501   $      870
Occupancy expense..................         948             514          434
Furniture and equipment expense....         780             604          176
Data processing expense............         809             587          222
Legal and professional fees........         164             208          (44)
Amortization of intangible assets..         162             118           44
Advertising........................         434             367           67
Telephone expense..................         197             189            8
Stationery and supplies............         205             181           24
Directors fees.....................         207             243          (36)
Postage expense....................         119             108           11
Consulting fees....................          32             151         (119)
Other operating expenses...........       1,173           1,073          100
                                    -----------     -----------   -----------
Total noninterest expense.......... $    12,601     $    10,844   $    1,757
                                    ===========     ===========   ===========

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




                                     - 27b -

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

Nonperforming Assets

     Nonperforming assets were $.9 million at December 31, 2000, compared to $3.9 million at December 31, 1999. Nonperforming assets at December 31, 2000 consisted of nonperforming loans of $.7 million and ORE owned of $.2 million. ORE owned consisted of two properties, both of which have been listed for sale. Management believes that these properties are carried at values that are equal to their current market value.

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

                                     - 28 -

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





















(Continued on Page 29b)
                                     - 29a -

(Continued from Page 29a)

                                        Year Ended December 31, 2000
                                     Commercial United           Company
                                       Banking   Trust    EPW     Total
                                     --------- ------- ------  ----------
Interest income...................   $  19,034 $   244 $    -  $   19,278
Interest expense..................       7,438       -      -       7,438
                                     --------- ------- ------  ----------
Net interest income...............      11,596     244      -      11,840
Loan loss provision...............         650       -      -         650
                                     --------- ------- ------  ----------
Net interest income after loan
  loss provision..................      10,946     244       -     11,190
Noninterest income................       2,024   1,519  1,701       5,244
General and administrative
  expenses........................       7,571   1,214  1,846      10,631
Amortization of goodwill..........          14      73      -          87
                                     --------- ------- ------  ----------
Total noninterest expense.........       7,585   1,287  1,846      10,718
                                     --------- ------- ------  ----------
Net income before taxes...........   $   5,385 $   476 $ (145)      5,716
                                     ========= ======= =======
Net corporate overhead expense....                                    929
Income tax expense................                                  1,733
                                                               ----------
Net income........................                             $    3,054
                                                               ==========



                                      Year Ended December 31, 1999
                                   Commercial United             Company
                                     Banking   Trust   EPW        Total
                                   --------  -------  ------    --------
Interest income................... $ 14,580  $   196  $    -   $  14,776
Interest expense..................    5,264        -       -       5,264
                                   --------  -------  ------    --------
Net interest income...............    9,316      196      -        9,512
Loan loss provision...............      785        -       -         785
                                   --------  -------  ------   ---------
Net interest income after loan
  loss provision..................    8,531      196       -       8,727
Noninterest income................    2,001    1,630   1,593       5,224
General and administrative
  expenses........................    6,760    1,108   1,588       9,456
Amortization of goodwill..........       15       39       -          54
                                   --------  -------  ------   ---------
Total noninterest expense.........    6,775    1,147   1,588       9,510
                                   --------  -------  ------   ---------
Net income before taxes........... $  3,757  $    679 $    5       4,441
                                   ========  ======== ======
Net corporate overhead expense....                                   786
Income tax expense................                                 1,322
                                                               ---------
Net income........................                             $   2,333
                                                               =========

                                     - 29b -

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

      Investment Advisory Activities. Net loss before taxes for EPW was $145 thousand for the year ended December 31, 2000, compared to net income before taxes of $5 thousand for the same period of 1999, a $150 thousand decrease. In 2000, expenses of $495 thousand were incurred due to the issuance of "performance shares" pursuant to the acquisition of EPW as compared to expenses of $297 thousand in 1999. At December 31, 2000 all liability relating to the acquisition of EPW had been recognized and no more "performance shares" will be issued. Income before taxes without this expense would have been $350 thousand, an increase of $48 thousand over 1999. This increase would have been primarily due to an increase in the volume of assets under management by EPW.

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














(Continued on Page 30b & 30c)

                                     - 30a -

(Continued from Page 30a)

                                            Year  Ended December 31,
                                                     2000
                                       ------------------------------------
                                          Average                 Average
                                          Balance   Interest       Rate
                                       ---------  ----------      -------
Summary of average rates/interest
  earning assets:
Interest earning assets:
  Loans, net(1)......................  $ 166,605  $   17,030       10.22%
  Securities:
  Investment securities - taxable....     25,496       1,618        6.35
  Investment securities -                    744          37        7.89
non-taxable(2)

  Federal funds sold.................      7,211         452        6.27
                                       ---------  ----------
  Total earning assets...............    200,056      19,137        9.58%
  Non-earning assets.................     28,279
                                       ---------
Total average assets.................  $ 228,335
                                       =========

Interest bearing liabilities:
  NOW & money market.................  $  69,137       2,414        3.49%
  Savings............................      4,974         102        2.05
  Time, $100,000 & over..............     22,053       1,338        6.07
  Time other.........................     53,188       2,980        5.60
  Convertible subordinated
    debentures.......................        630          50        8.00
  Long-term debt.....................          -           -           -
  Trust preferred securities.........      6,750         633        9.40
  Other borrowings...................     12,512         423        3.38
                                       ---------  ----------
Total interest bearing liabilities...    169,244       7,940        4.69%

Non-Interest bearing liabilities:
  Deposits...........................     37,841
  Other..............................      3,006
  Stockholders' equity...............     18,244
                                       ---------
Total liabilities and stockholders'
   equity............................  $ 228,335
                                       =========
  Net interest & net interest spread.             $   11,197        4.89%
                                                  ==========     =======
  Net interest margin................                               5.61%
                                                                 =======






(Continued on Page 30c)

                                     - 30b -

(Continued from Page 30a & Page 30b)

                                               Year  Ended December 31,
                                                         1999
                                       -------------------------------------
                                           Average                   Average
                                           Balance     Interest       Rate
                                           ----------  --------      -------
Summary of average rates/interest
  earning assets:
Interest earning assets:
  Loans, net(1)......................     $  133,243   $   12,784       9.59%
  Securities:
  Investment securities - taxable....         25,344        1,613       6.36
  Investment securities -                        854           43       7.99
non-taxable(2)

  Federal funds sold.................          5,454          270       4.95
                                          ----------   ----------
  Total earning assets...............        164,895       14,710       8.94%
  Non-earning assets.................         26,534
                                          ----------
Total average assets.................     $  191,429
                                          ==========

Interest bearing liabilities:
  NOW & money market.................     $   57,058        1,628       2.85%
  Savings............................          5,230          107       2.05
  Time, $100,000 & over..............         13,437        7,004       5.21
  Time other.........................         50,911        2,527       4.96
  Convertible subordinated
    debentures.......................            630           50       8.00
  Long-term debt.....................             11            1       9.09
  Trust preferred securities.........          6,750          633       9.40
  Other borrowings...................          7,296          193       2.65
                                          ----------   ----------
Total interest bearing liabilities...        141,323        5,839       4.13%

Non-Interest bearing liabilities:
  Deposits...........................         31,779
  Other..............................          2,354
  Stockholders' equity...............         15,973
                                          ----------
Total liabilities and stockholders'
   equity............................     $  191,429
                                          ==========
  Net interest & net interest spread.                   $    8,871      4.80%
                                                        ==========      ====
  Net interest margin................                                   5.40%
                                                                        ====

(1)    Includes non-accrual loans.

(2)    Yield calculated on a tax adjusted basis.




                                - 30c)

      The following table reflects the change in net interest income due to changes in the volume and rate of the Company's assets and liabilities for the twelve month period ended December 31, 2000:

                                                  Increase (Decrease)
Changes in net interest income                          Rate/   Combination
  (dollars in thousands)               Volume    Rate   Volume     Total
                                      ---------  -----  ------  -----------
Interest earning assets:
  Loans, net..........................$   3,201  $ 836  $  209  $   4,246
  Securities:
  Investment securities - taxable.....       10     (5)     (0)         5
  Investment securities - non-taxable.       (9)    (1)      4         (6)
  Federal funds sold..................       87     72      23        182
                                      ---------  -----  ------  ---------
Total change in interest income.......    3,289    902      236     4,427

Interest bearing liabilities:
  NOW & money market..................      345    364     77         786
  Savings.............................       (5)     0       0         (5)
  Time, $100,000 & over...............      449    115      74        638
  Time other..........................      113    325     15         453
  Convertible subordinated debentures.        -      -       -          -
  Long-term debt......................       (1)    (1)      1         (1)
  Trust preferred securities..........        -      -       -          -
  Other borrowings....................      138     54      38        230
                                      ---------  -----  ------  ---------
Total change in interest expense......    1,039    857     205      2,101
                                      ---------  -----  ------  ---------
Increase in net interest income.......$   2,250  $  45  $   31  $   2,326
                                      =========  =====  ======  =========

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

      The following table indicates the components of noninterest income for the years ended December 31, 2000 and 1999 (dollars in thousands):

                                                     For the Years Ended
                                                        December 31,
                                                                Increase/
                                              2000       1999  (Decrease)
                                         ---------  ---------  ----------
Service charges on deposit accounts..... $   1,014  $     797  $     217
Trust and investment management income..     3,172      3,176         (4)
Other service charges, fees, and income.       267        363        (96)
Loan servicing fees.....................       210        166         44
Net trading account profit..............        (6)        42        (48)
Income on cash value life insurance.....       141        135          6
Gain on sale of SBA loans...............       286        442       (156)
                                         ---------  ---------  ----------
Total noninterest income................ $   5,084  $   5,121  $     (37)
                                         ========== =========  ==========

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

      The following table reflects the components of noninterest expense for the years ended December 31, 2000 and 1999 (dollars in thousands):

                                               For the Years Ended
                                                  December 31,
                                                                     Increase/
                                       2000            1999         (Decrease)
                                  -------------   -------------    -----------
Salaries and employee benefits....$     6,501     $     5,361      $     1,140
Occupancy expense.................        514             520               (6)
Furniture and equipment expense...        604             607               (3)
Data processing expense...........        587             487              100
Legal and professional fees.......        208             175               33
Amortization of intangible assets.        118              85               33
Advertising.......................        367             352               15
Telephone expense.................        189             185                4
Stationery and supplies...........        181             177                4
Directors fees....................        243             191               52
Postage expense...................        108             112               (4)
Consulting fees...................        151             275             (124)
Other operating expenses..........      1,073           1,025               48
                                  -----------     -----------     ------------

Total noninterest expense.........$    10,844     $     9,552     $      1,292
                                  ===========     ===========     ============

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

     FHLB borrowings, known as "advances", are secured by the Bank's mortgage loan portfolio, and the terms and rates charged for FHLB advances vary in response to general economic conditions. As a shareholder of the FHLB, the Bank is authorized to apply for advances from this bank. A wide variety of borrowing plans are offered by the FHLB, each with its own maturity and interest rate. The FHLB will consider various factors, including an institution's regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. As of December 31, 2001, the Company had no FHLB advances outstanding.

     A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as determined by the rules of the Department, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. The Company complies with applicable liquidity reserve requirements. As of December 31, 2001 the Bank had liquidity of approximately $51.3 million or approximately 18.1% of total deposits combined with borrowings. The Company's primary sources of funds consist of principal payments on loans and investment securities, proceeds from sales and maturities of securities available for sale and net increases in deposits. The Company uses its funds principally to purchase investment securities and fund existing and continuing loan commitments. At December 31, 2001, the Company had commitments to originate loans totaling $47.5 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 2001 total $107.1 million as of December 31, 2001. Management believes the Company has adequate resources to fund all its commitments, and, if so desired, that it can adjust the rates on certificates of deposit to retain deposits in a changing interest-rate environment.

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

      The cumulative one-year gap at December 31, 2001 was a positive $26.4 million or a positive 7.7% (expressed as a percentage of total assets). The Company performs an income simulation analysis to measure net interest income volatility when the portfolio is subjected to a 200 basis point interest rate shock. Based on the results of this simulation and the current interest rate environment (taking into account competitive pricing and other external factors), the Company believes that its gap position as of December 31, 2001 was acceptable, and currently anticipates that a similar positive gap position will continue in the subsequent one year time period.

      The following table presents the maturities or repricing of interest-earning assets and interest-bearing liabilities at December 31, 2001. The balances shown have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed-rate loans are shown in the periods in which they are scheduled to be repaid according to contractual amortization and, where appropriate, prepayment assumptions based on the coupon rates in the portfolio have been used to adjust the repayment amounts. Repricing of time deposits is based on their scheduled maturities.

                                INTEREST SENSITIVITY ANALYSIS
                                   (dollars in thousands)
                             0        4        13      37
                           to 3     to 12    to 36    to 60    60+
                          Months   Months    Months   Months  Months    Total
                         ========  =======  =======  =======  =======  ========
ASSETS:
  Federal funds sold.....$ 12,671  $     -  $     -  $     -  $     -  $ 12,671
  Securities.............  13,449    7,365   10,900    3,234   11,514    46,462
  Total Loans............ 110,518   49,328   60,799   16,220   10,621   247,486
                         --------  -------  -------  -------  -------  --------
Total rate sensitive
  assets.................$136,638  $56,693  $71,699  $19,454  $22,135  $306,619
                         ========  =======  =======  =======  =======  ========

LIABILITIES:
  Interest demand and
     savings............ $ 33,939  $     -  $58,954  $     -  $     -  $100,006
  Time deposits..........  41,152   66,137   14,383    4,895        -   126,567
  Other borrowings.......  15,525      151        -        -        -    15,676
  Long term debt.........  10,000        -        -        -    6,750    16,750
                         --------  -------  -------  -------  -------  --------
Total rate sensitive
  liabilities            $100,616  $66,288  $73,337  $ 4,895  $ 6,750  $258,999
                         ========  =======  =======  =======  =======  ========
Dollar gap...............$ 36,022  $(9,595) $(1,638) $14,559  $15,385  $ 47,620
Cumulative dollar gap....$ 36,022  $26,427  $24,789  $39,348  $54,733  $ 47,620
Cumulative gap/total
 assets(1)...............   10.47%    7.68%    7.20%   11.43%   15.90%   13.84%
-------------------
 (1) Calculated based on total assets of $344,192.

The following tables presents various operating ratios at the period ended or for the period ended:
                                               December 31,
                                      2001           2000          1999
                                      -------------- ------------- ----
Return on average assets............           1.05%         1.34%         1.22%
Return on average equity............          13.36%        16.74%        14.61%
Equity to total assets..............           7.52%         8.02%         8.03%
Dividend payout.....................          31.02%        25.00%        28.46%
Net interest margin.................           4.73%         5.61%         5.40%

      The following table summarizes the Company's securities by maturity and weighted average yields at December 31, 2001. Yields on tax exempt securities are stated at their nominal rates and have not been adjusted for tax rate differences. Refer to Note G - Securities in the Company's Consolidated Financial Statements for additional information regarding the Securities portfolio.

                                                After One           After 5
                                                Year But           Years But
                              Within One Year   Within 5 Years   Within 10 Years
                              --------------------------------------------------
                              Carrying  Avg     Carrying Avg.    Carrying  Avg.
                              Value     Yield   Value    Yield   Value     Yield
                              ------    -----  -------   -----   -------   -----
Securities held
 to maturity:
  U.S. Treasury
  securities and
  obligations of U.S.
  government corporations
  and agencies               $ 1,000    6.05%  $ 2,410   6.01%   $ 1,500   6.73%

  Obligations of State and
  political subdivisions           0    0.00%      339   6.88%       600   6.15%

  Other short term
  investments                    100    4.10%        -   0.00%         -   0.00%
                             ---------------------------------------------------
                               1,100    5.87%    2,749   6.12%     2,100   6.57%
Mortgage Backed Securities
                             ---------------------------------------------------
Total                        $ 1,100    5.87%  $ 2,749   6.12%   $ 2,100   6.57%
                             ===================================================

Securities available
  for sale:
  U.S. Treasury
  securities and
  obligations of U.S.
  government corporations
  and agencies               $ 1,798    5.78%  $ 1,218   7.15%         -   0.00%

 Obligations of State and
 political subdivisions             -   0.00%    1,216   6.19%       512   9.50%

 Corporate obligations              -   0.00%      525   7.15%         -   0.00%
 Other                          6,750   1.75%        -   0.00%         -   0.00%
                             ---------------------------------------------------
                                8,548   2.60%    2,959   6.33%       512   9.50%
Mortgage Backed Securities
Equity Securities
                             ---------------------------------------------------
Total                        $  8,548   2.60%  $ 2,959   6.33%   $   512   9.50%
                             ===================================================










(Continued on Page 36b)
                                     - 36a -

(Continued from Page 36a)

                                After 10 Years      Total Years
                             ---------------------------------------
                              Carrying  Average   Carrying  Average
                              Value     Yield     Value     Yield
                              ------    -----     -------   ------
Securities held to
  maturity:
  U.S. Treasury
  securities and
  obligations of U.S.
  government corporations
  and agencies                $ 1,003   5.80%     $ 5,913   6.16%

  Obligations of State and
  political subdivisions          515   4.77%       1,454   5.83%

  Other short term
  investments                       -   0.00%         100   4.10%
                           --------------------------------------
                                1,518   5.45%       7,467   6.07%
Mortgage Backed Securities                         12,176   5.92%
                           --------------------------------------
Total                      $  $ 1,518   5.45%    $ 19,643   6.07%
                           ======================================

Securities available
 for sale:
  U.S. Treasury
  securities and
  obligations of U.S.
  government corporations
  and agencies             $  $     -    0.00%   $  3.016    6.34%

 Obligations of State and
 political subdivisions             -    0.00%      1,728    7.17%

 Corporate obligations            500    9.16%      1,025    8.14%
 Other                              -    0.00%      6,750    1.75%
                           --------------------------------------
                                  500    9.16%     12,519    4.12%
Mortgage Backed Securities                         12,302    5.75%
Equity Securities                                   1,998    0.00%
                           --------------------------------------
Total                      $  $   500    9.16%   $ 26,819    4.56%
                           ======================================











                                     - 36b -

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

FACTORS AFFECTING FUTURE RESULTS

IMPACT OF CHANGES IN REAL ESTATE VALUES

      A significant portion of the Company's loan portfolio consists of loans secured by real estate. At December 31, 2001, 5.2% of the Company's loans were secured by one-to-four family residential real estate, 52.9% were secured by commercial and multifamily residential real estate, 6.8% were construction loans and the Company had ORE acquired through foreclosure with a book value of $0.1 million. The properties securing these loans are located in Florida. Real estate values and real estate markets generally are affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in the tax laws and other governmental statutes, regulations and policies and acts of nature. Any decline in real estate prices, particularly in Florida, could significantly reduce the value of the real estate collateral securing the Company's real estate loans, increase the level of the Company's nonperforming loans, require write-downs in the book value of its ORE, and have a material negative impact on the Company's financial performance. NONPERFORMING ASSETS

Nonperforming Assets
      The Company's ratio of nonperforming assets to total assets was .83% at December 31, 2001, which the Company believes is somewhat above the average level of other similarly-sized financial institutions. While the Company carefully manages its loan portfolio with a view to minimizing its nonperforming assets, there can be no assurance that the Company's ratio of nonperforming assets to total assets will improve or not increase, particularly if general economic conditions deteriorate.

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

POTENTIAL IMPACT OF CHANGES IN INTEREST RATES

      The Company's profitability is dependent to a large extent on its net interest income, which is the difference between its interest income on interest-earning assets and its interest expense on interest-bearing liabilities. The Company, like most financial institutions, is affected by changes in general interest rate levels, which are currently at relatively low levels, and by other economic factors beyond its control. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time frame is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time frame is considered liability-sensitive and is reflected as a negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest  rate  environment  and will  negatively  impact  earnings in a falling interest  rate  environment,  while  a  liability-sensitive  position  (i.e.,  a negative  gap)  will  generally  enhance  earnings  in a falling  interest  rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. At December 31, 2001, the Company had a one-year cumulative positive gap of 7.7%. This positive one-year gap position may, as noted above, have a negative impact on earnings in a falling interest rate environment.

REGULATORY OVERSIGHT

      The Bank is subject to extensive regulation, supervision and examination by the Department as its chartering authority and primary regulator, by the Federal Reserve as its federal regulator and by the FDIC as administrator of the insurance fund that insures the Bank's deposits up to applicable limits. As the holding company of the Bank, the Company is subject to regulation and oversight by the Federal Reserve. Such regulation and supervision governs the activities in which an institution may engage and is intended primarily for the protection of the FDIC insurance funds and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities and regulations have been implemented which have increased capital requirements, increased insurance premiums and have resulted in increased administrative, professional and compensation expenses. Any change in the regulatory structure or the applicable statutes or regulations could have a material impact on the Company, the Bank and their operations. Additional legislation and regulations may be enacted or adopted in the future which could significantly affect the powers, authority and operations of the Bank and the Bank's competitors which in turn could have a material adverse effect on the Bank and its operations.

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

CONTROL BY EXISTING SHAREHOLDERS

      The Company's directors and executive officers (and their respective affiliates and immediate family members) own approximately 39.4% of the outstanding Common Stock. As a result of such ownership, these persons will likely be able to effectively control the election of the Company's directors and the outcome of matters requiring shareholder approval, and thereby control the management and policies of the Company.

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

ITEM 7.         FINANCIAL STATEMENTS

The following financial statements are contained on pages F-1 through F-46 of this Report:

   Report of Independent Certified Public Accountants;

   Consolidated Balance Sheets - December 31, 2001 and 2000

   Consolidated Statements of Earnings - Years ended December 31, 2001, 2000 and 1999;

   Consolidated Statements of Comprehensive Income - Years ended December 31, 2001, 2000 and 1999;

   Consolidated Statement of Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999;

   Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999;

   Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information required by Item 9 of Form 10-KSB is incorporated herein by reference to the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year.

ITEM 10.        EXECUTIVE COMPENSATION

     Information required by Item 10 of Form 10-KSB is incorporated herein by reference to the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 11 of Form 10-KSB is incorporated herein by reference to the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 12 of Form 10-KSB is incorporated herein by reference to the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
           3.1  Amended and Restated Articles of Incorporation of the Company*
           3.2  Bylaws of the Company*
          10.1  UFH Stock  Option  and  Incentive  Compensation  Plan*
          10.2  Trust Department Stock Option Plan*
          10.3  Eickhoff, Pieper & Willoughby Stock Option Plan*
          10.4  Modification  Agreement*
          10.5 Property Management Agreement between Imaginative Investments, Inc. and the Southeast Companies of Tampa Bay, Inc.*
          10.6  Employment Agreement of Charles O. Lowe*
          10.7  Employment Agreement of Ward J. Curtis, Jr.*
          10.8  Employment Agreement of Harold J. Winner*
          10.9  Employment Agreement of John H. Pieper**
         10.10  Employment Agreement of Neil W. Savage*
         10.11  Employment Agreement of William A. Eickhoff*
         10.12  Salary Continuation Agreement of Harold J. Winner*
         10.13  Salary Continuation Agreement of Neil W. Savage*
         10.14 Agreement between Willow Green Partnership, LTD and Irwin Contracting relating to foreclosed property acquired by United Bank**
         10.15 Pinellas Bancshares Corporation 8% Convertible Debentures held by Eickhoff & Pieper, a Florida General Partnership*
         10.16 Loan Agreement between AmSouth f/k/a AmSouth Bank of Florida and UFH f/k/a Pinellas Bancshares Corporation*
            21  List of Subsidiaries
                                     - 41 -


     *This information is incorporated herein by reference to the Company's Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-60431) previously filed with the Commission on October 7, 1998.

     **This information is incorporated herein by reference to the Company's Form 10KSB filed on March 31, 1999.

(b)  Reports on Form 8-K

     One Form 8-K was filed on April 30, 2001, announcing the completion of the Stock Purchase Agreement and Amendments dated September 22, 2000, pursuant to which the company acquired all outstanding shares of Common Stock of First Security Bank. The transaction was completed on April 6, 2001, with an effective date of April 1, 2001.

     One Form 8-K was filed on December 3, 2001, announcing that the Board of Directors of the Company had authorized the repurchase of up to 300,000 shares of its Common Stock.

 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               UNITED FINANCIAL HOLDINGS, INC.
Date:    February 26, 2002                     By: /s/ Neil W. Savage
                                               ------------------
                                               Neil W. Savage
                                               President and
                                               Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature              Title                     Date
                  ---------              -----                     ----
/s/ John B. Norrie                Chairman of the Board       February 26, 2002
---------------------------
John B. Norrie

/s/ Neil W. Savage               President, Chief Executive   February 26, 2002
---------------------------      Officer and Director
Neil W. Savage                   (Princial) Executive Officer)

/s/ Robert J. Banks                     Director              February 26, 2002
---------------------------
Robert J. Banks

/s/ Ronald E. Clampitt                  Director              February 26, 2002
---------------------------
Ronald E. Clampitt




                                     - 42 -


/s/ Ward J. Curtis                      Director              February 26, 2002
---------------------------
Ward J. Curtis

/s/ David K. Davis                      Director              February 26, 2002
---------------------------
David K. Davis

/s/ William A. Eickhoff                 Director              February 26, 2002
---------------------------
William A. Eickhoff

/s/ Edward D. Foreman                   Director              February 26, 2002
---------------------------
Edward D. Foreman

/s/ Ian F. Irwin                        Director              February 26, 2002
---------------------------
Ian F. Irwin

/s/ Charles O. Lowe                     Director              February 26, 2002
---------------------------
Charles O. Lowe

/s/ Jack A. MaCris, M.D.                Director              February 26, 2002
Jack A. MaCris, M.D.

/s/ William B. McQueen                  Director              February 26, 2002
----------------------------
William B. McQueen

/s/ Ronald R. Petrini                   Director              February 26, 2002
----------------------------
Ronald R. Petrini

/s/ John B. Wier, Jr.                   Director              February 26, 2002
----------------------------
John B. Wier, Jr.


/s/ Harold J. Winner                    Director              February 26, 2002
----------------------------
Harold J. Winner

/s/ C. Peter Bardin              Chief Financial Officer      February 26, 2002
----------------------------     (Principal Financial Officer)
C. Peter Bardin










                                     - 43 -