Form 10QSB
period 2002-03-31
UNITED FINANCIAL HOLDINGS INC
filed 2002-05-09
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB
                              --------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


      Common Stock, $0.01 Par value                     4,435,229
------------------------------------------    --------------------------------
                  Class                       Outstanding as of April 30, 2002













                         UNITED FINANCIAL HOLDINGS, INC.

                                      INDEX

                                                                        PAGE
                                                                      --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.     Financial Statements (unaudited)

  Condensed Consolidated Balance Sheets -
  At March 31, 2002 and December 31, 2001                                1

  Condensed Consolidated Statements of Earnings -
  For the three months ended March 31, 2002 and 2001                     2

  Condensed Consolidated Statements of Comprehensive Income -
  For the three months ended March 31, 2002 and 2001                     3

  Condensed Consolidated Statement of Stockholders' Equity -
  For the three months ended March 31, 2002                              4

  Condensed Consolidated Statements of Cash Flows -
  For the three months ended March 31, 2002 and 2001                   5-6

  Notes to Condensed Consolidated Financial Statements                 7-8

     ITEM 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   9-13

PART II.  OTHER INFORMATION

     ITEM 1.     Legal Proceedings                                     14

     ITEM 2.     Changes in Securities and Use of Proceeds             14

     ITEM 3.     Defaults Upon Senior Securities                       14

     ITEM 4.     Submission of Matters to a Vote of Shareholders       14

     ITEM 5.     Other Information                                     14

     ITEM 6.     Exhibits and Reports on Form 8-K                      14


SIGNATURES                                                             15














PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                United Financial Holdings, Inc. and Subsidiaries
              CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
                                                  March 31,        December 31,
                                                      2002               2001
ASSETS                                           (unaudited)        (audited)
                                                 -----------     -  ---------
Cash and due from banks                        $    16,495        $    17,556
Federal funds sold                                  18,089             12,671
Securities held to maturity, market value
   of $21,327 and $19,907 respectively              21,306             19,643
Securities available for sale, at market            22,764             26,820
Loans, net                                         263,412            242,364
Premises and equipment, net                         12,484             11,732
Federal Home Loan Bank stock                           613                507
Federal Reserve Bank stock                             407                226
Accrued interest receivable                          1,700              1,466
Intangible assets                                    3,010              2,948
Other real estate owned                                139                141
Other assets                                         8,234              8,118
                                                ----------         ----------
       Total assets                            $   368,653        $   344,192
                                                ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand                                       $    53,851        $    55,994
  NOW and money market                             105,889             93,690
  Savings & Time Deposits                          146,792            132,884
                                                ----------         ----------
       Total deposits                              306,532            282,568

Securities sold under agreements
    to repurchase                                   14,196             15,523
Accrued interest payable                               949                642
Other liabilities                                    4,013              2,811
                                                ----------         ----------
       Total liabilities                           325,690            301,544

Company-obligated Mandatory
  Redeemable Capital Securities of
  Subsidiary Trusts                                 16,750             16,750
STOCKHOLDERS' EQUITY
  Series one convertible preferred stock             2,932              3,075
  7% convertible preferred stock                        67                 67
  Common stock                                          45                 45
  Paid-in capital                                   10,983             10,983
  Treasury shares                                     (177)              (177)
  Accumulated other comprehensive income                57                157
  Retained earnings                                 12,306             11,749
                                                ----------         ----------
       Total stockholders' equity                   26,213             25,899
                                                ----------         ----------
       Total liabilities and
        stockholders' equity                   $   368,653        $   344,192
                                                ==========         ==========

     See accompanying notes to condensed consolidated financial statements.
                                      - 1 -

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
                      (in thousands, except per share data)
                                                     Three Months Ended
                                                 March 31,         March 31,
                                                     2002              2001
                                               ------------      -------------
Interest income
  Loans and loan fees                          $      4,982      $      4,627
  Securities                                            553               410
  Federal funds sold and securities purchased
     under reverse repurchase agreements                 77                55
                                                -----------       -----------
       Total interest income                          5,612             5,092

Interest expense
  Deposits                                            1,750             1,960
  Long-term debt and other borrowings                     -               128
  Subordinated debentures issued to
     subsidiary trusts                                  343               159
                                                -----------       -----------
       Total interest expense                         2,093             2,247
                                                -----------       -----------
       Net interest income                            3,519             2,845
Provision for loan losses                               303               210
                                                -----------       -----------
       Net interest income after provision
         for loan losses                              3,216             2,635

Other income
  Service charges on deposit accounts                   386               274
  Trust and investment management
     income                                             835               843
  Gain on sales of loans                                134               140
  All other fees and income                             259               158
                                                -----------       -----------
       Total other income                             1,614             1,415

Other expense
   Salaries and employee benefits                     2,123             1,740
   Occupancy expense                                    262               187
   Furniture and equipment expense                      204               166
   Data Processing                                      208               190
   Marketing and business development                   100               113
   Other operating expenses                             575               500
                                                -----------       -----------
                                                      3,472             2,896
                                                -----------       -----------
       Earnings before income taxes                   1,358             1,154
Income tax expense                                      510               416
                                                -----------       -----------
       NET EARNINGS                            $        848      $        738
                                                ===========       ===========
Earnings Per Share:
   Basic                                       $        .19      $        .17
   Diluted                                     $        .18      $        .16

     See accompanying notes to condensed consolidated financial statements.
                                     - 2 -

                United Financial Holdings, Inc. and Subsidiaries
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
                                 (in thousands)


                                                      Three Months Ended
                                                  March 31,         March 31,
                                                      2002              2001
                                              ----    -----      ----   ----

Net earnings                                   $       848        $       738
Other comprehensive income
   Unrealized holding gains (losses)                  (152)               141
   Income tax (expense) benefit related to
     items of other comprehensive income                52              (48)
                                                ----------         ---------

Comprehensive income                           $       748        $       831
                                                ==========         ==========






































     See accompanying notes to condensed consolidated financial statements.
                                     - 3 -  (Continued)

                United Financial Holdings, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                           Series One       7%
                           Convertible  Convertible
                           Preferred     Preferred     Common     Paid-In
                              Stock         Stock       Stock     Capital
                           -----------  -----------  ---------  -----------
Balance at December 31,
   2001                    $   3,075    $      67    $     45    $10,983
Net Earnings                       -            -           -          -
Dividends on Common
   Stock                           -            -           -          -
Dividends on Preferred
   Stock                           -            -           -          -
Accumulated other
   comprehensive income            -            -           -          -
Return of shares in
   settlement of
   acquisition                  (143)           -           -          -
   contingency             ---------    ---------    ---------   --------

Balance at March 31,
   2002                    $   2,932    $      67    $      45   $ 10,983
                           =========    =========    =========   ========

                                        Accumulated
                                           Other
                           Treasury    Comprehensive    Retained
                             Shares        Income       Earnings     Total
                          ----------   -------------   ---------   ---------
Balance at December 31,
   2001                   $   (177)     $      157     $ 11,749    $25,899
Net Earnings                     -               -          848        848
Dividends on Common
   Stock                         -               -         (267)      (267)
Dividends on Preferred
   Stock                         -               -          (24)       (24)
Accumulated other
   comprehensive income          -            (100)           -       (100)
Return of shares in
   settlement of
   acquisition                   -               -            -       (143)
   contingency            ---------   --------------   ---------  ---------

Balance at March 31,
   2002                   $   (177)     $       57     $ 12,306    $26,213
                          =========   ==============   =========  =========






     See accompanying notes to condensed consolidated financial statements.
                                     - 4 -  (continued)

                United Financial Holdings, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                     Three Months Ended
                                                   March 31,      March 31,
                                                     2002           2001
                                                 -----------     -----------
Cash flows from operating activities:
 Net earnings                                         848     $       738
 Adjustments to reconcile net earnings
  to net cash (used in) provided
  by operating activities:
    Provision for loan losses                         303             210
    Provision for depreciation and
       amortization                                   221             221
    Accretion of securities discount                   (8)            (36)
    Amortization of unearned loan fees                (60)            (75)
    Amortization of securities premiums                36               5
    Gain on sales of loans                           (200)           (230)
    (Increase) decrease in accrued interest
       receivable                                    (235)             61
    Increase in accrued interest payable              307             180
    (Increase)decrease  in other assets              (112)            539
    (Increase) decrease in other liabilities        1,202          (1,956)
                                                ---------           -------
      Net cash provided by (used in)
          operating activities                      2,302             (343)


Cash flows from investing activities:
    Purchase of FRB and FHLB stock                   (288)               -
    Net (increase) in Federal funds sold           (5,418)          (9,674)
    Principal repayments of held to maturity
      securities                                    3,439              315
    Principal repayments of available for
      sale securities                               7,367              166
    Proceeds from maturities of available
      for sale securities                           1,000                -
    Proceeds from maturities of held to
      maturity securities                           1,000            2,950
    Purchases of held to maturity securities       (6,030)            (495)
    Purchases of available for sale securities     (4,511)               -
    Proceeds from sales of loans                    1,837            2,849
    Net (increase) in loans                       (23,132)          (8,630)
    Capital expenditures                             (973)            (656)
                                                ---------        ---------
     Net cash used in investing activities        (25,709)         (13,175)








 See accompanying notes to condensed consolidated financial statements.
                                     - 5 -  (Continued)

                United Financial Holdings, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (unaudited)
                                 (in thousands)

                                                         Three Months Ended
                                                     March 31,       March 31,
                                                       2002            2001
                                                   -----------      -----------
Cash flows from financing activities:
   Net increase (decrease) in demand
     deposits, NOW accounts, money market
     accounts and savings accounts                 $    10,314       $  (2,398)
   Net increase in certificates of deposit              13,646          14,812
   Net (decrease) increase in securities
     sold under agreements to repurchase                (1,327)          1,858
   Dividend paid on Preferred Stock                        (24)             (2)
   Dividend paid on Common Stock                          (267)           (222)
   Purchase of Treasury Shares                               -             (60)
                                                     ---------       ---------

         Net cash provided by financing activities      22,346          13,988
                                                     ----------      ----------

Net (decrease) increase in cash and due from banks      (1,061)            470

Cash and due from banks at beginning of period          17,556           9,420
                                                     ----------      ----------

Cash and due from banks at end of period             $  16,495       $   9,890
                                                     ==========      ==========


Cash paid during the period for:
   Interest                                          $   1,786       $    2,066
   Income taxes                                      $     371       $      595

Supplemental Disclosure of Non-cash Activity
--------------------------------------------
Non-cash common stock issued                         $       -       $      932

Related to the acquisition of First Security Bank at April 1, 2001, the Company made a final purchase accounting adjustment to decrease loans by $206 thousand, decrease the Series One Preferred stock by $143 thousand, and increase goodwill by $63 thousand.












 See accompanying notes to condensed consolidated financial statements.
                                     - 6 -

                                                            15
UNITED FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - HOLDING COMPANY AND SUBSIDIARIES BACKGROUND INFORMATION

      United Financial Holdings, Inc. (the "Company") is a registered bank holding company formed in 1982, the principal subsidiary of which is United Bank ("Bank"), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida. The Bank was founded in 1979 and is a community-oriented, full service commercial bank with seven branch offices serving Pinellas County in the State of Florida.

      The Company's other operating subsidiaries are EPW Investment Management, Inc., an investment advisory firm registered under the Investment Advisers Act of 1940 ("EPW") headquartered in Tampa, Florida with an office in Jacksonville, Florida; United Trust Company, a Florida-chartered trust company ("Trust") located in St. Petersburg, Florida; and United Bank of the Gulf Coast (the "UBGC", formerly known as First Security Bank), a Florida-chartered commercial bank with one office located in Sarasota, Florida. The Sarasota bank was started by a group of local investors in February 1999 and acquired by the Company on April 1, 2001. EPW offers investment management services to corporate, municipal and high net worth individual clients throughout the State of Florida. United Trust is a wholesale provider of data processing, administrative and accounting support and asset custody services to professionals holding assets in trust (primarily legal and accounting firms). In addition, United Trust also provides retail trust and investment management services to individual and corporate clients.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made to fairly state the results for the interim periods. The results of operations of the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

      The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 2001 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE 3 - EARNINGS PER SHARE

      Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from the conversion of the convertible debt and the preferred stock and the exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars in thousands, except per share data):



                                     - 7 -

                                          For the three months ended March 31,
                                          ------------------------------------
                                                          2002
                                        ---------------------------------------
                                                        Weighted        Per
                                                        Average         Share
                                           Earnings      Shares         Amount
                                         -----------   ----------   -----------
Basic EPS
  Net earnings available to
    Common Stockholders                 $        824    4,440,421   $       .19
                                                                     ==========

Effect of  dilutive  securities
    Incremental shares from assumed
    exercise or conversion of:
       Convertible Debt                            -            -
       Preferred Stock                             2       56,233
       Stock Options                               -      139,104
                                          ----------    ---------

Diluted EPS
  Net earnings available to Common
    Stockholders and assumed
    conversions                          $       826    4,635,758   $       .18
                                          ==========    =========    ==========


                                          For the three months ended March 31,
                                          ------------------------------------
                                                          2001
                                          --------------------------------------
                                                        Weighted        Per
                                                        Average         Share
                                           Earnings      Shares         Amount
                                        ------------   ----------   ------------
Basic EPS
  Net earnings available to
    Common Stockholders                 $        736    4,406,890   $       .17
                                                                     ==========

Effect of  dilutive  securities
    Incremental shares from assumed
    exercise or conversion of:
       Convertible Debt                            1       27,162
       Preferred Stock                             2       56,233
       Stock Options                               -        3,025
                                          ----------    ---------

Diluted EPS
  Net earnings available to Common
    Stockholders and assumed
    conversions                          $       739    4,493,310   $       .16
                                          ==========    =========    ==========




                                   - 8a - (Continued on page 8b)

(Continued from page 8a)

NOTE 4 - BUSINESS SEGMENT INFORMATION

      United Financial has three reportable segments: Commercial Banking, which consists of the Bank and UBGC;Trust Services, which consists of United Trust;and Investment Management Services, which consists of EPW Investment Management. Corporate and Other includes corporate expenses such as corporate overhead, intercompany transactions, and certain goodwill amortization (in 2001 only). The following table presents the Company's Business Segment Information for the three months ended March 31, 2002 and 2001, respectively (dollars in thousands):

                                   For the three months ended March 31, 2002
                           Comm'l   Investment  Trust  Corp
                           Banking  Management  Svcs   & Other     Total
                           -------  ----------  -----  --------    --------
Net Interest Income        $ 3,788  $        -  $  40  $  (309)    $  3,519
Non Interest Income            856         390    455      (87)       1,614
                           -------  ----------  -----  -------     --------
Total Revenue                4,644         390    495     (396)       5,133
Loan Loss Provision            303           -      -        -          303
Non Interest Expense         2,733         322    399       18        3,472
                           -------  ----------  -----  ---------   --------
Pretax Income (Loss)         1,608          68     96     (414)       1,358
Income Taxes (Benefit)         606          25     34     (155)         510
                           -------  ----------  -----  --------    --------
Segment Net Income (Loss)  $ 1,002  $       43  $  62  $  (259)    $    848
                           =======  ==========  =====  =======     ========

                                 For the three months ended March 31, 2001
                           Comm'l   Investment  Trust  Corp
                           Banking  Management  Svcs   & Other     Total
                           -------  ----------  -----  --------    --------
Net Interest Income        $ 2,967  $        -  $  37  $  (159)    $  2,845
Non Interest Income            602         434    421      (42)       1,415
                           -------  ----------  -----  -------     --------
Total Revenue                3,569         434    458     (201)       4,260
Loan Loss Provision            210           -      -        -          210
Non Interest Expense         2,085         366    432       13        2,896
                           -------  ----------  -----  ---------   --------
Pretax Income (Loss)         1,274          68     26     (214)       1,154
Income Taxes (Benefit)         450          25     18      (77)         416
                           -------  ----------  -----  --------    --------
Segment Net Income (Loss)  $   824  $       43  $   8  $  (137)    $    738
                           =======  ==========  =====  =======     ========













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

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2002 AND DECEMBER 31, 2001

Overview

      Total assets of the Company were $368.7 million at March 31, 2002, compared to $344.2 million at December 31, 2001, an increase of $24.5 million or 7.1%. This increase was primarily the result of the Company's internal growth of earning assets (primarily loans) funded by an increase in deposits.

Investment Securities

      Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $44.1 million at March 31, 2002, compared to $46.5 million at December 31, 2001, a decrease of $2.4 million or 5.2%. Included in investment securities at March 31, 2002, were $22.8 million of securities held as "available for sale" to provide the Company greater flexibility to respond to changes in interest rates and liquidity. These securities have been recorded at market value.

Loans

      Total loans were $268.8 million at March 31, 2002, compared to $247.5 million at December 31, 2001, an increase of $21.3 million or 8.6%. For the same period, real estate mortgage loans increased by $8.1 million or 5.0%, commercial loans increased by $13.1 million or 16.7%, and all other loans including consumer loans increased by $0.1 million or 1.6%. Loans net of allowance for loan loss and unearned fees were $263.4 million at March 31, 2002 compared to $242.4 million at December 31, 2001.










                                   - 9 -

      The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars in thousands):

                                        March 31, 2002       December 31, 2001
Real estate mortgage loans:
  Commercial real estate                 $     121,612          $     116,081
  One-to-four family residential                12,776                 12,980
  Multifamily residential                       14,023                 14,911
  Construction and land development             20,447                 16,796
                                         -------------          -------------
      Total real estate mortgage loans         168,858                160,768

Commercial loans                                91,571                 78,459
Consumer loans                                   6,837                  6,486
Other loans                                      1,553                  1,773
                                         -------------          -------------
  Gross loans                                  268,819                247,486
Allowances for loan losses                      (3,939)                (3,790)
Unearned fees                                   (1,468)                (1,332)
                                         -------------            -----------
      Total loans net of allowance
         and unearned fees               $     263,412          $     242,364
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


                                     - 10 -

      The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):
                                        For the three months ended
                                   March 31, 2002         March 31, 2001
Allowance at beginning of period    $       3,790          $       2,761
Charge-offs:
  Real estate loans                             -                      -
  Commercial loans                            152                      5
  Consumer loans                                6                      2
                                    -------------          -------------
      Total charge-offs                       158                      7
Recoveries:
  Real estate loans                             -                     20
  Commercial loans                              3                     10
  Consumer loans                                1                      1
                                    -------------          -------------
      Total recoveries                          4                     31
Net charge-offs                              (154)                   (24)
Provision for loan losses                     303                    210
                                    -------------          -------------
Allowance at end of period          $       3,939          $       2,995
                                    =============          =============

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

      The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):
                                   March 31, 2002          December 31, 2001
                                   --------------          -----------------
Real estate loans                    $      1,791             $      2,377
Commercial loans                              129                      186
Consumer loans                                  -                        -
                                     ------------             ------------
   Total non-accrual loans                  1,920                    2,563
Other Real Estate                             139                      141
Accruing Loans 90 days past due..              51                      164
                                     ------------             ------------
   Total nonperforming assets        $      2,110             $      2,868
                                     ============             ============
Bank Premises and Equipment
      Bank premises and equipment was $12.5 million at March 31, 2002, compared to $11.7 million at December 31, 2001, an increase of $.8 million or 6.8%. This increase was primarily due to the acquisition of office equipment and the completion of the construction of a new branch office, less the depreciation of the buildings and equipment and amortization of leasehold improvements.
                                     - 11 -

Deposits

      Total deposits were $306.5 million at March 31, 2002, compared to $282.6 million at December 31, 2001, an increase of $23.9 million or 8.5%. During the three months ended March 31, 2002 demand deposits decreased $2.1 million, NOW and money market deposits increased $12.2 million, and savings deposits and time deposits increased $13.9 million.

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

UFH Statutory Trust II

     In December 2001, the Company, through a statutory business trust created and owned by the Company, issued $10,000,000 of Cumulative Trust Preferred Securities with a floating rate of 3 month LIBOR plus 360 basis points that will mature on December 18, 2031. The principal assets of the statutory business trust are debentures issued to the Company in an aggregate amount of $10.31 million, with a floating interest rate of 3 month LIBOR plus 360 basis points and a maturity date of December 23, 2031.

Stockholders' Equity

      Stockholders' equity was $26.2 million at March 31, 2002, or 7.11% of total assets, compared to $25.9 million, or 7.52% of total assets at December 31, 2001. At March 31, 2002, the Company's Tier I (core) Capital ratio was 8.81%, its Tier I Risk-based Capital ratio was 10.38%, and its Total Risk-based Capital ratio was 14.22%. Management believes that the capital ratios of the Company and the Banks at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to first quarter net income, less dividends declared and changes in the market value of securities available for sale, net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001

Overview

      Net income for the three months ended March 31, 2002 was $848 thousand or $0.18 per share diluted, compared to $738 thousand or $0.16 per share diluted for the same period in 2001. On a pre-tax basis, United Trust earned $96 thousand in 2002 versus $26 thousand in 2001, EPW's pre-tax operating profits remained at $68 thousand, equal to the same period in 2001, and Commercial Banking's pre-tax profits increased to $1,608 thousand from $1,274 thousand during this same period.

Analysis of Net Interest Income

      Interest income for the three months ended March 31, 2002 was $5.6 million, compared to $5.1 million for the same period in 2001, a $0.5 million or 9.8% increase. This increase in interest income is primarily due to an increase in earning assets, the majority of which were loans. Interest expense was $2.1 million for the three months ended March 31, 2002, compared to $2.2 million for the same period in 2001, a $0.1 million or 4.5% decrease. This decrease is primarily due to a general reduction of interest rates on deposits partially offset by an increase of deposits.

Provision for Loan Losses

      For the three months ended March 31, 2002, the provision for loan losses charged to expense was $303 thousand, compared to $210 thousand for the same period in 2001, an increase of $93 thousand or 44.3%. The allowance of possible loan losses was $3.9 million at March 31, 2002. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income

      Noninterest income for the three months ended March 31, 2002 was $1.6 million compared to $1.4 million for the same period in 2001, an increase of $0.2 million or 14.1%. This increase was primarily due to an increase of service charge income on deposit accounts.

Noninterest Expense

      Total noninterest expense for the three months ended March 31, 2002 was $3.5 million compared to $2.9 million for the same period in 2001, an increase of $0.6 million or 19.8%. This increase was due to increases in salary and benefits expense of $383 thousand, occupancy expense of $75 thousand, data processing expense of $18 thousand, and furniture and equipment expense of $38 thousand. Included in these categories are the expenses associated with UBGC, which was acquired effective April 1, 2001.

LIQUIDITY

       During the three months ended March 31, 2002, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and to purchase overnight investments (i.e. federal funds sold). At March 31, 2002, the Company had commitments to originate loans totaling $26.4 million. Management believes the Company has adequate resources to fund all its commitments. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment. As Florida-chartered commercial banks, the Commercial Banking segment is required to maintain a liquidity reserve of at least 15% of their total transaction accounts and 8% of their total nontransac tion accounts less those deposits of certain public funds.

The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 2002, the Commercial Banking segment had liquidity of approximately $62.9 million, or approximately 20% of total deposits.

      Management believes the Commercial Manking segment was in compliance with all minimum liquidity requirements that it was subject to at March 31, 2002.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company and the subsidiaries are parties to various legal proceedings in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against the Company or the subsidiaries which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company or the subsidiaries.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         None.

(b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the period ending March 31, 2002.

                UNITED FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

      Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          UNITED FINANCIAL HOLDINGS, INC.
                          (Registrant)

Date:   May 8, 2002       By:   /s/ NEIL W. SAVAGE
      ---------------          -------------------
                               Neil W. Savage
                               President and Chief Executive Officer



Date:   May 8, 2002       By:   /s/ C. PETER BARDIN
      ---------------          --------------------
                               C. Peter Bardin
                               Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)