Form 10QSB
period 2002-06-30
UNITED FINANCIAL HOLDINGS INC
filed 2002-08-08
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB
                              --------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, $0.01 Par value                    4,434,352
------------------------------------------   --------------------------------
               Class                         Outstanding as of August 2, 2002








                         UNITED FINANCIAL HOLDINGS, INC.

                                      INDEX


                                                                      PAGE
                                                                    --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.     Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
         At June 30, 2002 and December 31, 2001                           1

         Condensed Consolidated Statements of Earnings -
         For the three and six months ended June 30, 2002 and 2001        2

         Condensed Consolidated Statements of Comprehensive Income -
         For the three and six months ended June 30, 2002 and 2001        3

         Condensed Consolidated Statement of Stockholders' Equity -
         For the six months ended June 30, 2002                           4

         Condensed Consolidated Statements of Cash Flows -
         For the six months ended June 30, 2002 and 2001                5-6

         Notes to Condensed Consolidated Financial Statements           7-9

     ITEM 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  10-15


PART II.  OTHER INFORMATION

     ITEM 1.     Legal Proceedings                                       16

     ITEM 2.     Changes in Securities and Use of Proceeds               16

     ITEM 3.     Defaults upon Senior Securities                         16

     ITEM 4.     Submission of Matters to a Vote of Shareholders         16

     ITEM 5.     Other Information                                       17

     ITEM 6.     Exhibits and Reports on Form 8-K                        17


SIGNATURES                                                               18












PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                United Financial Holdings, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                   June 30,         December 31,
                                                     2002               2001
ASSETS                                            (unaudited)        (audited)
                                                  -----------     -  ---------
Cash and due from banks                         $    20,854        $    17,556
Federal funds sold                                   29,748             12,671
Securities held to maturity, market value of
     $24,448 and $19,907 respectively                24,062             19,643
Securities available for sale, at market             20,406             26,820
Loans, net                                          286,220            242,364
Premises and equipment, net                          12,563             11,732
Federal Home Loan Bank stock                            632                507
Federal Reserve Bank stock                              430                226
Accrued interest receivable                           1,668              1,466
Intangible assets                                     3,010              2,948
Other real estate owned                                 175                141
Other assets                                          8,294              8,118
                                               ------------        -----------
   Total assets                                $    408,062        $   344,192
                                               ============        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand                                        $    66,736        $    55,994
  NOW and money market                              120,959             93,690
  Savings and time deposits                         159,400            132,884
                                               ------------        -----------
   Total deposits                                   347,095            282,568

Securities sold under agreements to
     repurchase and fed funds purchased              13,955             15,523
Accrued interest payable                                805                642
Other liabilities                                     2,504              2,811
                                               ------------        -----------
   Total liabilities                                364,359            301,544

Company-obligated mandatory redeemable
     capital securities of subsidiary
     trust holding solely subordinated
     debentures of the company                       16,750             16,750
STOCKHOLDERS' EQUITY
  7% convertible preferred stock                         67                 67
  Series one convertible preferred stock              2,932               3075
  Common stock                                           45                 45
  Paid-in capital                                    10,983             10,983
  Treasury shares                                      (237)              (177)
  Accumulated other comprehensive income                174                157
  Retained earnings                                  12,989             11,749
                                               ------------       ------------
   Total stockholders' equity                        26,953             25,899
                                               ------------       ------------
   Total liabilities and stockholders' equity   $   408,062        $   344,192
                                               ============       ============
     See accompanying notes to condensed consolidated financial statements.
                                     - 1 -

                United Financial Holdings, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (unaudited)(in thousands, except per share data)
                                        Three Months Ended     Six Months Ended
                                       June 30,   June 30,    June 30,  June 30,
                                         2002       2001        2002      2001
                                       -------    -------     -------   -------
Interest income
  Loans and loan fees                  $ 5,363    $ 4,995     $10,345   $ 9,623
  Securities                               584        451       1,137       861
  Federal funds sold and securities
     purchased under reverse
     repurchase agreements                  72        344         149       399
                                       -------    -------     -------   -------
       Total interest income             6,019      5,790      11,631    10,883

Interest expense
  Deposits                               1,744      2,301       3,494     4,261
  Long-term debt and
    other borrowings                        53        125          98       254
  Subordinated debentures
    issued to subsidiary trust             300        159         598       317
                                       -------    -------     -------   -------
       Total interest expense            2,097      2,585       4,190     4,832
                                       -------    -------     -------   -------
       Net interest income               3,922      3,205       7,441     6,051
Provision for loan losses                  562        210         865       420
                                       -------    -------     -------   -------
       Net interest income after
         provision for loan losses       3,360      2,995       6,576     5,631

Other income
  Service charges on deposit accounts      386        324         772       598
  Trust and investment management          847        740       1,682     1,583
  Gain on sale of loans                    162        124         297       264
  All other fees and income                399        185         658       343
                                       -------    -------     -------   -------
       Total other income                1,794      1,373       3,409     2,788
Other expense
   Salaries and employee benefits        2,120      1,840       4,243     3,580
   Occupancy                               280        241         542       428
   Furniture and equipment                 197        196         401       362
   Data processing                         228        190         436       381
   Marketing and business development      120        119         221       232
   Other                                   627        572       1,202     1,072
                                       -------    -------     -------   -------
                                         3,572      3,158       7,045     6,055
                                       -------    -------     -------   -------
       Earnings before income taxes      1,582      1,210       2,940     2,364
Income tax expense                         611        444       1,121       860
                                       -------    -------     -------   -------
       NET EARNINGS                    $   971    $   766     $ 1,819   $ 1,504
                                       =======    =======     =======   =======
Earnings per share:
   Basic                               $   .21    $   .17     $   .40   $   .33
   Diluted                             $   .20    $   .17     $   .38   $   .33

     See accompanying notes to condensed consolidated financial statements.
                                     - 2 -

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)


                                        Three Months Ended     Six Months Ended
                                       June 30,   June 30,    June 30,  June 30,
                                         2002       2001        2002      2001
                                       -------    -------     -------   -------

Net earnings                           $   971    $   766     $ 1,819   $ 1,504
Other comprehensive income
   Unrealized holding gains
   (losses)                                177        102          26       243
Income tax (expense) benefit
   related to items of
   other comprehensive income              (60)       (35)         (9)      (83)
                                       -------    -------     -------   -------

Comprehensive income                   $ 1,088    $   833     $ 1,836   $ 1,664
                                       =======    =======     =======   =======



































     See accompanying notes to condensed consolidated financial statements.
                                     - 3 -

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited) (in thousands)

                           Series One       7%
                           Convertible  Convertible
                           Preferred     Preferred     Common     Paid-In
                              Stock         Stock       Stock     Capital
                           -----------  -----------  ---------   --------

Balance at December 31,
   2001                    $   3,075    $      67    $     45    $10,983
Net Earnings                       -            -            -         -
Dividends on Common
   Stock                           -            -            -         -
Dividends on Preferred
   Stock                           -            -            -         -
Treasury Shares redeemed           -            -            -         -
Accumulated other
   comprehensive income            -            -            -         -
Return of shares in
   settlement of
   acquisition contingency      (143)           -            -         -
                           ---------    ---------    ---------   --------

Balance at June 30, 2002   $   2,932    $      67    $      45   $10,983
                           =========    =========    =========   ========



                                         Accumulated
                                            Other
                            Treasury    Comprehensive   Retained
                             Shares        Income       Earnings     Total
                           ----------    ------------   ---------   -------

Balance at December 31,
   2001                    $   (177)     $      157     $ 11,749    $25,899
Net Earnings                      -               -        1,819      1,819
Dividends on Common
   Stock                          -               -         (533)      (533)
Dividends on Preferred
   Stock                          -               -          (46)       (46)
Treasury Shares redeemed        (60)              -            -        (60)
Accumulated other
   comprehensive income           -              17            -         17
Return of shares in
   settlement of
   acquisition contingency        -               -            -       (143)
                           ---------     ----------     --------    -------

Balance at June 30, 2002   $   (237)     $      174     $ 12,989    $26,953
                           =========     ===========    ========    =======


     See accompanying notes to condensed consolidated financial statements.
                                     - 4 -

                United Financial Holdings, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited)(in thousands)
                                                              Six Months Ended
                                                         June 30,      June 30,
                                                           2002          2001
                                                       -----------  ----------
Cash flows from operating activities:
    Net earnings                                       $   1,819    $    1,504
    Adjustments to reconcile net earnings
     to net cash provided by operating activities
       Provision for loan losses                             865           420
       Provision for depreciation and amortization           405           474
       Accretion of securities discount                      (14)          (36)
       Amortization of unearned loan fees                   (120)         (150)
       Amortization of securities premiums                    63            16
       Gain on sales of loans                               (481)         (423)
       (Increase) decrease in interest receivable           (203)          157
       Increase in interest payable                          163           170
       (Increase) decrease in other assets                  (208)          279
       (Decrease) in other liabilities                      (306)       (1,300)
                                                       ----------  ------------
         Net cash provided by operating activities         1,983         1,111

Cash flows from investing activities:
    Purchase of Federal Reserve Bank stock
       and FHLB stock                                       (328)            -
    Acquisition of First Security Bank, net
       of cash acquired                                        -        (1,752)
    Net (increase) in Federal funds sold                 (17,077)      (26,618)
    Principal repayments of held to maturity
       securities                                          5,477           585
    Principal repayments of available
       for sale securities                                 8,190           233
    Proceeds from maturities of available for
       sale securities                                     1,509             -
    Proceeds from maturities of held to
       maturity securities                                 1,545         7,050
    Purchases of available for sale securities            (8,729)       (1,992)
    Purchases of held to maturity securities              (6,030)       (5,077)
    Proceeds from sales of loans                           4,124         4,860
    Net (increase) in loans                              (48,450)      (15,265)
    Capital expenditures                                  (1,236)       (1,249)
                                                       ----------    ----------
          Net cash used in investing activities         (61,005)      (39,225)











                                  (Continued)

                                     - 5 -

                United Financial Holdings, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           (unaudited) (in thousands)

                                                           Six Months Ended
                                                         June 30,      June 30,
                                                           2002          2001
                                                         --------      --------
Cash flows from financing activities:
   Net increase in demand deposits, NOW accounts,
     money market accounts and savings accounts          $ 39,336      $ 19,869
   Net increase in certificates of deposit                 25,190        16,518
   Net (decrease) increase in securities sold
       under agreements to repurchase                      (1,567)        4,470
   Increase in borrowings                                       -           100
   Dividend paid on preferred stock                           (46)          (22)
   Dividend paid on common stock                             (533)         (444)
   Purchase of Treasury Shares                                (60)          (60)
                                                         --------      --------

         Net cash provided by financing activities         62,320        40,431
                                                         --------      --------

Net increase in cash and due from banks                     3,298         2,317

Cash and due from banks at beginning of period             17,556         9,420
                                                         --------      --------

Cash and due from banks at end of period                 $ 20,854      $ 11,737
                                                         ========      ========


Cash paid during the period for:
   Interest                                              $  4,027      $  4,662
   Income taxes                                          $  1,591      $  1,064

Supplemental Disclosure of Non-cash Activity
Non-cash common stock issued                             $      -      $    933

Other Information

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

NOTE 2 - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made to fairly state the results for the interim periods. The results of operations of the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

      The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 2001 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE 3 - EARNINGS PER SHARE

      Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from the conversion of the convertible debt and the preferred stock and the exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars in thousands, except per share data):




                                     - 7 -

                                 For the three months ended June 30,
                                 -----------------------------------
                                                2002
                                   -----------------------------
                                              Weighted      Per
                                              Average      Share
                                   Earnings    Shares     Amount
                                  ---------  ---------  -----------
Basic EPS
  Net earnings available
    to common stockholders          $  949   4,436,085   $   .21
                                                         =======

Effect of  dilutive  securities
  Incremental shares from assumed
  exercise or conversion of:
       Preferred stock                   -      56,233
       Stock options                     -     226,207
                                     -----  ----------

Diluted EPS
  Net earnings available to common
    stockholders and assumed
    conversions                     $  949   4,718,525   $    .20
                                     =====   =========    =======


                                 For the three months ended June 30,
                                               2001
                                 -------------------------------
                                               Weighted     Per
                                               Average     Share
                                     Earnings  Shares     Amount
                                 ------------  ---------- ----------
Basic EPS
  Net earnings available
    to common stockholders           $  746    4,440,421    $  .17
                                                            ======

Effect of  dilutive  securities
  Incremental shares from assumed
  exercise or conversion of:
       Preferred stock                   20       56,233
       Stock options                      -       27,323
                                     ------    ---------

Diluted EPS
  Net earnings available to commo
    stockholders and assumed
    conversions                      $  766    4,523,977   $  .17
                                     ======    =========   ======






(Continued on 8b)
                                    - 8a -

(Continued from 8a)                 For the six months ended June 30, 2002
                                    --------------------------------------
                                                   Weighted      Per
                                                   Average      Share
                                        Earnings    Shares     Amount
                                       ---------  ---------  -----------
Basic EPS
  Net earnings available to
    common stockholders                $   1,773  4,438,241  $      .40
                                                             ==========

Effect of  dilutive  securities
  Incremental  shares  from  assumed
  exercise or conversion of:
       Convertible debt                        -          -
       Preferred stock                         2     56,233
       Stock options                           -    189,642
                                       ---------  ---------
Diluted EPS
  Net earnings available to common
    stockholders and assumed
    conversions                        $   1,775  4,684,116  $      .38
                                       =========  =========  ==========

                                      For the six months ended June 30, 2001
                                      --------------------------------------
                                                   Weighted      Per
                                                   Average      Share
                                        Earnings    Shares     Amount
                                       ---------  ---------  -----------
Basic EPS
  Net earnings available to
    common stockholders                $   1,481  4,423,748  $     .33
                                                             =========

Effect of  dilutive  securities
  Incremental shares from assumed
  exercise or conversion of:
       Convertible debt                        1     13,506
       Preferred stock                        23     56,233
       Stock options                           -      6,297
                                      ----------  ---------
Diluted EPS
  Net earnings available to common
    stockholders and assumed
    conversions                       $    1,505  4,499,784   $     .33
                                      ==========  =========   =========

NOTE 4 - BUSINESS SEGMENT INFORMATION

      United Financial has three reportable segments: Commercial Banking, Trust Services, and Investment Management Services. Corporate and Overhead includes corporate expenses such as corporate overhead, intercompany transactions, and certain goodwill amortization in 2001. The following table presents the Company's Business Segment Information for the three and six months ended June 30, 2002 and 2001, respectively:

                                     - 8b -

                       For the three months ended June 30, 2002
                       Comm'l  Investmnt Trust   Corp &
                       Banking Managemnt Svcs   Overhead   Total
                       ------- --------- ------  -------- --------
Net interest income    $ 4,139  $    -  $    21  $ (238)  $  3,922
Non interest income      1,040     382      487    (115)     1,794
                       -------  ------  -------  ------   --------
Total revenue            5,179     382      508    (353)     5,716
Loan loss provision        562       -        -       -        562
Non interest expense     2,830     330      394      18      3,572
                       -------  ------  -------  ------   --------
Pretax income (loss)     1,787      52      114    (371)     1,582
Income taxes (benefit)     685      21       40    (135)       611
                       -------  ------  -------  ------   --------
Segment net income     $ 1,102  $   31  $    74  $ (236)  $    971
                       =======  ======  =======  ======   ========


                       For the three months ended June 30, 2001
                       Comm'l  Investmnt Trust   Corp &
                       Banking Managemnt Svcs    Overhead   Total
                       ------- --------- ------  -------- --------
Net interest income    $ 3,286  $    -  $    46  $ (127)  $  3,205
Non interest income        692     387      395    (101)     1,373
                       -------  ------  -------  ------   --------
Total revenue            3,978     387      441    (228)     4,578
Loan loss provision        210       -        -       -        210
Non interest expense     2,445     319      365      29      3,158
                       -------  ------  -------  ------   --------
Pretax income (loss)     1,323      68       76    (257)     1,210
Income taxes (benefit)     495      26       38    (115)       444
                       -------  ------  -------  ------   --------
Segment net income     $   828  $   42  $    38  $ (142)  $    766
                       =======  ======  =======  ======   ========























(Continued on 9b)
                                     - 9a -

(Continued from 9a)

                       For the six months ended June 30, 2002
                       Comm'l  Investmnt Trust   Corp &
                       Banking Managemnt Svcs    Overhead   Total
                       ------- --------- ------  -------- --------
Net interest income    $ 7,926  $    -  $    74  $ (559)  $  7,441
Non interest income      1,897     771      930    (189)     3,409
                       -------  ------  -------  -------  --------
Total revenue            9,823     771    1,004    (748)    10,850
Loan loss provision        865       -        -       -        865
Non interest expense     5,564     651      793      37      7,045
                       -------  ------  -------  ------   --------
Pretax income (loss)     3,394     120      211    (785)     2,940
Income taxes (benefit)   1,291      46       74    (290)     1,121
                       -------  ------  -------  ------   --------
Segment net income     $ 2,103  $   74  $   137  $ (495)  $  1,819
                       =======  ======  =======  ======   ========


                       For the six months ended June 30, 2001
                       Comm'l   Investmnt Trust  Corp &
                       Banking Managemnt Svcs   Overhead   Total
                       ------- --------- ------  -------- --------
Net interest income    $ 6,253  $    -  $   114  $ (316)  $  6,051
Non interest income      1,294     821      786    (113)     2,788
                       -------  ------  -------  -------  --------
Total revenue            7,547     821      900    (429)     8,839
Loan loss provision        420       -        -       -        420
Non interest expense     4,530     685      797      43      6,055
                       -------  ------  -------  ------   --------
Pretax income (loss)     2,597     136      103    (472)     2,364
Income taxes (benefit)     945      52       57    (194)       860
                       -------  ------  -------  ------   --------
Segment net income     $ 1,652  $   84  $    46  $ (278)  $  1,504
                       =======  ======  =======  ======   ========






















                                     - 9b -

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

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2002 AND DECEMBER 31, 2001

Overview

      Total assets of the Company were $408.1 million at June 30, 2002, compared to $344.2 million at December 31, 2001, an increase of $63.9 million or 18.6%. This increase was the result of the Company's internal growth of earning assets (primarily federal funds sold and loans) funded by an increase in deposits.

Investment Securities

      Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $44.5 million at June 30, 2002, compared to $46.5 million at December 31, 2001, a decrease of $2.0 million or 4.3%. Included in investment securities at June 30, 2002, were $20.4 million of securities held as "available for sale" to provide the Company greater flexibility to respond to changes in interest rates and liquidity. These securities have been recorded at market value.

Loans

      Total loans were $292.3 million at June 30, 2002, compared to $247.5 million at December 31, 2001, an increase of $44.8 million or 18.1%. For the same period, real estate mortgage loans increased by $31.3 million or 19.5%, commercial loans increased by $14.1 million or 18.0%, and all other loans including consumer loans decreased by $0.8 million or 9.6%. Loans net of allowance for loan loss and unearned fees were $286.2 million at June 30, 2002 compared to $242.4 million at December 31, 2001.










                                     - 10 -

      The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars in thousands):

                                        June 30, 2002        December 31, 2001
                                       ---------------       -----------------
Real estate mortgage loans:
  Commercial real estate                 $     139,314          $     116,081
  One-to-four family residential                14,920                 12.980
  Multifamily residential                       14,981                 14,911
  Construction and land development             22,932                 16,796
                                         -------------          -------------
      Total real estate mortgage loans         192,147                160,768

Commercial loans                                92,606                 78,459
Consumer loans                                   6,440                  6,486
Other loans                                      1,068                  1,773
                                         -------------          -------------
      Gross loans                              292,261                247,486
Allowances for loan losses                      (4,385)                (3,790)
Unearned fees                                   (1,656)                (1,332)
                                         -------------           ------------
      Total loans net of allowance
      and unearned fees                  $     286,220          $     242,364
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

                                     - 11 -

      The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):
                                            For the six months ended
                                      June 30, 2002          June 30, 2001
                                      -------------          -------------
Allowance at beginning of period       $       3,790          $       2,761
Charge-offs:
  Real estate loans                                -                      9
  Commercial loans                               255                     24
  Consumer loans                                  21                      8
                                       -------------          -------------
      Total charge-offs                          276                     41
Recoveries:
  Real estate loans                                1                     20
  Commercial loans                                 4                     46
  Consumer loans                                   1                      1
                                       -------------          -------------
      Total recoveries                             6                     67
Net charge-offs                                 (270)                    26
Allowance related to UBGC                          -                    256
Provision for loan losses                        865                    420
                                       -------------          -------------
Allowance at end of period             $       4,385          $       3,463
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

      The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):
                                    June 30, 2002         December 31, 2001
Real estate loans                   $        2,119           $      2,377
Commercial loans                               222                    186
Consumer loans                                   -                      -
                                    --------------           ------------
     Total non-accrual loans                 2,341                  2,563
Other real estate                              175                    141
Accruing loans 90 days past due                925                    164
                                    --------------           ------------
     Total nonperforming assets     $        3,441           $      2,868
                                    ==============           ============
Bank Premises and Equipment
      Bank premises and equipment was $12.6 million at June 30, 2002 compared to $11.7 million at December 31, 2001, an increase of $0.9 million or 7.7%. This increase was primarily due to the acquisition office equipment and the completion of the construction of a new branch office, partially offset by the depreciation of the buildings and equipment and amortization of leasehold
improvements.                        - 12 -

Deposits

      Total deposits were $347.1 million at June 30, 2002, compared to $282.6 million at December 31, 2001, an increase of $64.5 million or 22.8%. During the six months ended June 30, 2002, demand deposits increased $10.7 million, NOW and money market deposits increased $27.3 million, and savings deposits and time deposits increased $26.5 million.

Mandatory Redeemable Capital Securities of Subsidiary Trust

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

UFH Statutory Trust II

     In December 2001, the Company, through a statutory business trust created and owned by the Company, issued $10 million of Cumulative Trust Preferred Securities with a floating rate of 3 month LIBOR plus 360 basis points that will mature on December 18, 2031. The principal assets of the statutory business trust are debentures issued to the Company in an aggregate amount of $10.31 million, with a floating interest rate of 3 month LIBOR plus 360 basis points and a maturity date of December 23, 2031.

Stockholders' Equity

      Stockholders' equity was $27.0 million at June 30, 2002, or 6.61% of total assets, compared to $25.9 million, or 7.52% of total assets at December 31, 2001. At June 30, 2002, the Company's Tier I (core) Capital ratio was 8.55%, its Tier I Risk-based Capital ratio was 9.93%, and its Total Risk-based Capital ratio was 13.48%. Management believes that the capital ratios of the Banks at that date all exceeded the minimum regulatory guidelines for an institution to be considered "well capitalized". The increase in stockholders' equity was due to year to date net income, less dividends declared and changes in the market value of securities available for sale, net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2002 AND 2001

Overview

      Net income for the three months ended June 30, 2002 was $971 thousand or $0.20 per share diluted, compared to $766 thousand or $0.17 per share diluted for the same period in 2001. On a pre-tax basis, United Trust earned $114 thousand in 2002 versus $76 thousand in 2001, EPW earned $52 thousand versus $68 thousand and Commercial Banking's pre-tax profits increased to $1.8 million from $1.3 million for the same period in 2001.

Analysis of Net Interest Income

      Interest income for the three months ended June 30, 2002 was $6.0 million, compared to $5.8 million for the same period in 2001, a $0.2 million or 3.4% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of loans and federal funds sold. Interest expense was $2.1 million for the three months ended June 30, 2002, compared to $2.6 million for the same period in 2001, a $0.5 million or 19.2% decrease. This decrease is primarily due to a general reduction of interest rates on deposits, partially offset by an increase in deposits.

Provision for Loan Losses

      For the three months ended June 30, 2002, the provision for loan losses charged to expense was $562 thousand, compared to $210 thousand for the same period in 2001, an increase of $352 thousand or 167.6%. The allowance of possible loan losses was $4.4 million at June 30, 2002. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income

      Noninterest income for the three months ended June 30, 2002 was $1.8 million compared to $1.4 million for the same period in 2001, an increase of $0.4 million or 28.6%. This increase was primarily due to an increase in trust and investment management fees and fees generated from residential mortgage operations.

Noninterest Expense

      Total noninterest expense for the three months ended June 30, 2002 was 3.6 million compared to $3.2 million for the same period in 2001, an increase of $0.4 million or 12.5%. This increase was due to increases in salary and benefits expense of $280 thousand, occupancy and equipment expense of $40 thousand, and data processing expense of $38 thousand.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 2002 AND 2001

Overview

      Net income for the six months ended June 30, 2002 was $1.8 million or $0.38 per share diluted, compared to $1.5 million or $0.33 per share diluted for the same period in 2001. On a pre-tax basis, United Trust earned $211 thousand in 2002 versus $103 thousand in 2001, EPW's pre-tax operating profits declined to $120 thousand versus $136 thousand in 2001 and Commercial Banking's pre-tax profits increased to $3.4 million from $2.6 million for the same period in 2001.

Analysis of Net Interest Income

      Interest income for the six months ended June 30, 2002 was $11.6 million, compared to $10.9 million for the same period in 2001, a $0.7 million or 6.4% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of loans and federal loans sold, partially offset by a general decrease in interest rates. Interest expense was $4.2 million for the six months ended June 30, 2002, compared to $4.8 million for the same period in 2001, a $0.6 million or 12.5% decrease. This decrease is primarily due to a general decrease in interest rates, partially offset by an increase in interest bearing liabilities.

Provision for Loan Losses

      For the six months ended June 30, 2002, the provision for loan losses charged to expense was $865 thousand, compared to $420 thousand for the same period in 2001, an increase of $445 thousand or 105.9%. The allowance of possible loan losses was $4.4 million at June 30, 2002. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income

      Noninterest income for the six months ended June 30, 2002 was $3.4 million compared to $2.8 million for the same period in 2001, an increase of $0.6 million or 21.4%. This increase was primarily due to an increase in service charges on deposit accounts of $174 thousand, an increase of $99 thousand in trust and investment management, and $315 thousand in all other fees and income, mostly consisting of fees generated from residential mortgage operations.

Noninterest Expense

      Total noninterest expense for the six months ended June 30, 2002 was $7.0 million compared to $6.1 million for the same period in 2001, an increase of $0.9 million or 14.8%. This increase was due to increases in salary and benefits expense of $663 thousand, occupancy and equipment expense of $153 thousand, data processing expense of $55 thousand, and other operating expense of $130 thousand.

LIQUIDITY

       During the six months ended June 30, 2002, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and to purchase overnight investments (i.e. federal funds sold). At June 30, 2002, the Company had commitments to originate loans totaling $35.0 million. Management believes the Company has adequate resources to fund all its commitments. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment. As Florida-chartered commercial banks, the Commercial Banking segment is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 2002, the Commercial Banking segment had liquidity of approximately $80.9 million, or approximately 23% of total deposits.

      Management believes the Commercial Banking segment was in compliance with all minimum capital requirements that it was subject to at June 30, 2002.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on April 23, 2002. At the Annual Meeting 3,161,189 shares were present in person or by proxy. The following matters were submitted to a vote of shareholders:

1.      To elect five persons as members of the Board of Directors.

       The following directors were elected with a summary of the votes cast for each nominee:

                            FOR         AGAINST    ABSTAIN            TERM
   Ronald E. Clampitt    3,159,772       1,417        -              3 years
   William A. Eickhoff   3,159,772       1,417        -              3 years
   William B. McQueen    3,159,772       1,417        -              3 years
   John B. Norrie        3,158,572       2,617        -              3 years
   James U. Wade         3,159,772       1,417        -              3 years

       In addition to the foregoing, the following individuals are directors of United Financial whose terms continued after the Annual Meeting:

      Robert J. Banks                              Jack A. MaCris, M.D.
      Ward J. Curtis                               Ronald R. Petrini
      David K. Davis, M.D.                         Neil W. Savage
      Edward D. Foreman                            John B. Wier, Jr.
      Ian F. Irwin                                 Harold J. Winner

2. To ratify the appointment of Grant Thornton L.L.P. as the Company's independent auditors for 2002.

          FOR                        AGAINST                      ABSTAIN
       3,156,979                      2,125                        2,085

Grant Thornton was retained as independent accountants for the Company.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     99.1 Certification of Chief Executive Officer.

     99.2 Certification of Principal Financial and Accounting Officer.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the period ending June 30, 2002.

                UNITED FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

       Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          UNITED FINANCIAL HOLDINGS, INC.
                          (Registrant)

Date:   August 8, 2002    By:   /s/ NEIL W. SAVAGE
      ------------------       -------------------
                               Neil W. Savage
                               President and Chief Executive Officer



Date:   August 8, 2002    By:   /s/ C. PETER BARDIN
      ------------------       --------------------
                               C. Peter Bardin
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)