Form 10QSB
period 2002-09-30
UNITED FINANCIAL HOLDINGS INC
filed 2002-11-13
CIK 1067206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB
                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
===============================================================================
  Common Stock, $0.01 Par value                       4,433,960
----------------------------------       -------------------------------------
           Class                           Outstanding as of November 5, 2002
================================================================================











                         UNITED FINANCIAL HOLDINGS, INC.

                                      INDEX

                                                                        PAGE
PART I.  FINANCIAL INFORMATION

     ITEM 1.     Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
         At September 30, 2002 and December 31, 2001                      1

         Condensed Consolidated Statements of Earnings -
         For the three and nine months ended
         September 30, 2002 and 2001                                      2

         Condensed Consolidated Statements of
         Comprehensive Income - For the three and nine months
         ended September 30, 2002 and 2001                                3

         Condensed Consolidated Statement of Stockholders'
         Equity - For the nine months ended September 30, 2002            4

         Condensed Consolidated Statements of Cash Flows -
         For the nine months ended September 30, 2002 and 2001            5-6

         Notes to Condensed Consolidated Financial Statements             7-9

     ITEM 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    10-15

     ITEM 3.     Controls and Procedures                                   16


PART II.  OTHER INFORMATION

     ITEM 1.     Legal Proceedings                                         16

     ITEM 2.     Changes in Securities and Use of Proceeds                 16

     ITEM 3.     Defaults upon Senior Securities                           16

     ITEM 4.     Submission of Matters to a Vote of Shareholders           16

     ITEM 5.     Other Information                                         16

     ITEM 6.     Exhibits and Reports on Form 8-K                          17


SIGNATURES                                                                 18

EXHIBITS                                                                   19







PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                United Financial Holdings, Inc. and Subsidiaries
              CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
                                             September 30,     December 31,
                                                 2002             2001
ASSETS                                        (unaudited)      (unaudited)
                                              -----------     ------------
Cash and due from banks                     $    22,713        $    17,556
Federal funds sold                               33,832             12,671
Securities held to maturity,
   market value of $20,624
   and $19,907 respectively                      20,226             19,643
Securities available for
   sale, at market                               19,142             26,820
Loans, net                                      297,890            242,364
Premises and equipment, net                      12,977             11,732
Federal Home Loan Bank stock                        632                507
Federal Reserve Bank stock                          430                226
Accrued interest receivable                       1,595              1,466
Intangible assets                                 3,010              2,948
Other real estate owned                             965                141
Other assets                                      8,387              8,118
                                           ------------         ----------
       Total assets                         $   421,799        $   344,192
                                             ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand                                    $    62,845        $    55,994
  NOW and money market                          129,487             93,690
  Savings and time deposits                     166,580            132,884
                                           ------------         ----------
       Total deposits                           358,912            282,568
Securities sold under agreements
   to repurchase and fed funds purchased         14,811             15,523
Accrued interest payable                            649                642
Other liabilities                                 2,922              2,810
                                           ------------         ----------
       Total liabilities                        377,294            301,543
Company-obligated mandatory redeemable
  capital securities of subsidiary
  trust holding solely subordinated
  debentures of the company                      16,750             16,750
STOCKHOLDERS' EQUITY
  7% convertible preferred stock                     67                 67
  Series one convertible preferred stock          2,932              3,075
  Common stock                                       45                 45
  Paid-in capital                                10,983             10,983
  Treasury shares                                  (255)              (177)
  Accumulated other comprehensive income            235                157
  Retained earnings                              13,748             11,749
                                           ------------       ------------
       Total stockholders' equity                27,755             25,899
                                           ------------       ------------
       Total liabilities and
          stockholders' equity              $   421,799        $   344,192
                                             ==========         ==========
     See accompanying notes to condensed consolidated financial statements.
                                       - 1 -

                United Financial Holdings, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (unaudited)(in thousands, except per share data)
                                                Three Months Ended
                                         September 30,     September 30,
                                             2002              2001
                                         ------------      ------------
Interest income
  Loans and loan fees                    $      5,725      $      4,921
  Securities                                      597               520
  Federal funds sold and securities
     purchased under reverse
     repurchase agreements                        109               252
                                        -------------     -------------
       Total interest income                    6,431             5,693
Interest expense
  Deposits                                      1,791             2,238
  Other debt and borrowings                        53               104
  Subordinated debentures issued
     to subsidiary trust                          298               159
                                        -------------     -------------
       Total interest expense                   2,142             2,501
                                        -------------     -------------
       Net interest income                      4,289             3,192
Provision for loan losses                         488               180
                                        -------------     -------------
       Net interest income after
         provision for loan losses              3,801             3,012

Other income
  Service charges on deposit accounts             376               337
  Trust and investment management                 829               769
  Gain on sale of loans                           208                70
  All other fees and income                       385               219
                                        -------------     -------------
       Total other income                       1,798             1,395

Other expense
   Salaries and employee benefits               2,328             1,889
   Occupancy                                      286               261
   Furniture and equipment                        190               211
   Data processing                                225               211
   Marketing and business development             142               119
   Other                                          667               577
                                        -------------     -------------
       Total other expense                      3,838             3,268
                                        -------------     -------------
       Earnings before income taxes             1,761             1,139
Income tax expense                                663               412
                                        -------------     -------------
       NET EARNINGS                      $      1,098      $        727
                                          ===========       ===========
Earnings per share:
   Basic                                 $        .24      $        .16
   Diluted                               $        .23      $        .16

                              continued on page 2b
     See accompanying notes to condensed consolidated financial statements.
                                     - 2a -

                United Financial Holdings, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (unaudited)(in thousands, except per share data)
                            (continued from page 2a)
                                                 Nine Months Ended
                                         September 30,      September 30,
                                             2002              2001
                                         ------------       ------------
Interest income
  Loans and loan fees                    $     16,070       $     14,543
  Securities                                    1,734              1,381
  Federal funds sold and securities
     purchased under reverse
     repurchase agreements                        258                651
                                        -------------      -------------
       Total interest income                   18,062             16,575
Interest expense
  Deposits                                      5,285              6,499
  Other debt and borrowings                       151                358
  Subordinated debentures issued
     to subsidiary trust                          896                476
                                        -------------      -------------
       Total interest expense                   6,332              7,333
                                        -------------      -------------
       Net interest income                     11,730              9,242
Provision for loan losses                       1,353                600
                                        -------------      -------------
       Net interest income after
         provision for loan losses             10,377              8,642

Other income
  Service charges on deposit accounts           1,148                935
  Trust and investment management               2,511              2,352
  Gain on sale of loans                           505                334
  All other fees and income                     1,043                562
                                        -------------      -------------
       Total other income                       5,207              4,183

Other expense
   Salaries and employee benefits               6,571              5,469
   Occupancy                                      828                689
   Furniture and equipment                        591                573
   Data processing                                661                591
   Marketing and business development             363                352
   Other                                        1,869              1,648
                                        -------------      -------------
       Total other expense                     10,883              9,322
                                        -------------      -------------
       Earnings before income taxes             4,701              3,503
Income tax expense                              1,784              1,272
                                        -------------      -------------
       NET EARNINGS                      $      2,917       $      2,231
                                        =============      =============
Earnings per share:
   Basic                                 $        .64       $        .49
   Diluted                               $        .61       $        .49

     See accompanying notes to condensed consolidated financial statements.
                                     - 2b -

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)

                                                   Three Months Ended
                                            September 30,     September 30,
                                                2002              2001
                                            -------------     -------------
Net earnings                                $     1,098       $       727
Other comprehensive income
   Unrealized holding gains (losses)                 92               188
Income tax (expense) benefit related to
     items of other comprehensive income            (31)              (64)
                                             ----------        ----------

Comprehensive income                        $     1,159       $       851
                                             ==========        ==========



                                                    Nine Months Ended
                                            September 30,      September 30,
                                                2002              2001
                                            -----------        ----------
Net earnings                                $     2,917        $     2,231
Other comprehensive income
   Unrealized holding gains (losses)                118                430
Income tax (expense) benefit related to
     items of other comprehensive income            (40)              (146)
                                             ----------         ----------

Comprehensive income                        $      2,995       $     2,515
                                             ===========        ==========























     See accompanying notes to condensed consolidated financial statements.
                                     - 3 -

                United Financial Holdings, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)


                           Series One       7%
                           Convertible  Convertible
                           Preferred     Preferred     Common     Paid-In
                              Stock         Stock       Stock     Capital
                           ===========  ===========   =========   ========
Balance at December 31,
   2001                    $   3,075    $      67    $      45    $10,983
Net Earnings                       -            -            -          -
Dividends on Common
   Stock                           -            -            -          -
Dividends on Preferred
   Stock                           -            -            -          -
Net change in unrealized
   losses on investment
   securities held for sale        -            -            -          -
Redemption of Preferred
   Stock                        (143)           -            -          -
Purchase of Treasury Shars         -            -            -          -
                           ---------    ---------    ---------    -------
Balance at September 30,
   2002                    $   2,932    $      67    $      45    $10,983
                           =========     ========     ========    =======



                                        Accumulated
                                           Other
                           Treasury    Comprehensive    Retained
                             Shares        Income       Earnings     Total
                           ========    =============    =========   ========
Balance at December 31,
   2001                    $   (177)   $       157      $ 11,749    $ 25,899
Net Earnings                     -               -         2,917       2,917
Dividends on Common
   Stock                         -               -          (843)       (843)
Dividends on Preferred
   Stock                         -               -           (75)        (75)
Net change in unrealized
   losses on investment
   securities held for sal       -              78             -          78
Redemption of Preferred
   Stock                         -               -             -        (143)
Purchase of Treasury Share     (78)              -             -         (78)
                          --------    ------------     ---------    --------
Balance at September 30,
   2002                   $   (255)   $        235     $  13,748    $ 27,755
                          ========    ============     =========    ========




     See accompanying notes to condensed consolidated financial statements.
                                     - 4 -

                United Financial Holdings, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                         Nine Months Ended
                                                     September 30, September 30,
                                                        2002           2001
                                                     ============  ============
Cash flows from operating activities:
    Net earnings                                      $  2,917       $  2,231
    Adjustments to reconcile net earnings to net
     cash provided by operating activities
       Provision for loan losses                         1,353            600
       Provision for depreciation and amortization         605            736
       Accretion of securities discount                    (25)           (51)
       Amortization of unearned loan fees                 (180)          (225)
       Amortization of securities premiums                  97             28
       Gain on sales of loans                             (785)          (525)
       Decrease (increase) in interest receivable         (129)           153
       Increase (decrease) in interest payable               7            217
       Increase in other assets                           (127)            (8)
       Decrease (increase) in other liabilities            112         (1,237)
                                                     -----------    -----------
         Net cash provided by operating activities       3,845          1,919

Cash flows from investing activities:
    Purchase of Federal Reserve Bank stock
       and FHLB stock                                     (329)             -
    Acquisition of First Security Bank, net
       of cash acquired                                      -         (1,752)
    Net (increase) decrease in Federal
       funds sold                                      (21,161)        (6,794)
    Principal repayments of held to
       maturity securities                               8,048          1,105
    Principal repayments of available for
       sale securities                                   9,119            945
    Proceeds from maturities of available
       for sale securities                               1,949          3,745
    Proceeds from maturities of held to
       maturity securities                               4,544          8,580
    Purchases of available for sale securities          (8,729)       (12,561)
    Purchases of held to maturity securities            (7,830)       (12,533)
    Proceeds from sales of loans                         6,620          6,010
    Net increase in loans                              (63,705)       (29,395)
    Capital expenditures                                (1,850)        (1,770)
                                                   ------------    -----------
          Net cash used in investing activities        (73,324)       (44,420)








                                   (continued)
     See accompanying notes to condensed consolidated financial statements.
                                     - 5 -

                United Financial Holdings, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (unaudited)
                                 (in thousands)

                                                          Nine Months Ended
                                                   September 30,  September 30,
                                                       2002           2001
                                                   =============  =============
Cash flows from financing activities:
   Net increase (decrease) in
     demand deposits, NOW accounts,
     money market accounts
     and savings accounts                          $    46,022     $    21,606
   Net increase (decrease)
     in certificates of deposit                         30,322          22,164
   Net increase (decrease) in
     securities sold under
     agreements to repurchase
     and Federal funds purchased                          (712)          1,080
   Increase in borrowings                                    -           1,753
   Dividend paid on preferred stock                        (75)            (47)
   Dividend paid on common stock                          (843)           (688)
   Purchase of Treasury Shares                             (78)            (60)
                                                    ----------      ----------
         Net cash provided by
            financing activities                        74,636          45,808
                                                    ----------      ----------

Net increase in cash and cash equivalents                5,157           3,307

Cash and cash equivalents at beginning of year          17,556           9,420
                                                    ----------      ----------

Cash and cash equivalents at end of year           $    22,713     $    12,727
                                                    ==========      ==========

Cash paid during the period for:
   Interest                                        $     6,340     $     7,156
   Income taxes                                    $     2,258     $     1,523

Supplemental Disclosure of Non-cash Activity
--------------------------------------------
Reclassification of loans to
foreclosed real estate                             $       965     $       933


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

NOTE 2 - BASIS OF PRESENTATION
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made to fairly state the results for the interim periods. The results of operations of the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year.

       The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 2001 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE 3 - EARNINGS PER SHARE
       Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from the conversion of the convertible debt and the 7% convertible preferred stock and the exercise of stock options using the treasury stock method. Diluted earnings per share for the periods presented exclude the dilution that would result from the conversion of the Series One Preferred Stock. That stock is convertible into common stock at $8.00 per share upon UBGC achieving pre-established net interest income levels. At September 30, 2002, such targets had not been achieved.

       The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars in thousands, except per share data):

                                     - 7 -

                       For the three months ended September 30,
                   -----------------------------------------------------------
                                  2002                           2001
                               Weighted    Per               Weighted    Per
                               Average    Share              Average    Share
                    Earnings   Shares     Amount   Earnings  Shares     Amount
                    ========  =========  ========  ========  =========  ========
Basic EPS
  Net earnings
  available to
  common
  stockholders      $ 1,070   4,434,223  $  .24    $   703   4,440,421  $  .16
                                         =======                        ======

Effect of dilutive
securities
  Incremental
  shares from
  assumed exercise or
  conversion of:
    Preferred stock       2      56,233                 24      56,233
    Stock options         -     221,576                  -     105,287
                   --------   ---------           --------    --------

Diluted EPS
  Net earnings
  available to
  common
  stockholders
  and assumed
  conversions       $ 1,072    4,712,032  $  .23   $  727   4,601,941  $  .16
                   ========   ==========  ======   =======  =========  ======

























                             (continued on page 8b)
                                     - 8a -

(continued from page 8a)
                       For the nine months ended September 30,
                   -----------------------------------------------------------
                                  2002                           2001
                               Weighted    Per               Weighted    Per
                               Average    Share              Average    Share
                    Earnings   Shares     Amount   Earnings  Shares     Amount
                    ========  =========  ========  ========  =========  ========
Basic EPS
  Net earnings
  available to
  common
  stockholders      $  2,843  4,436,886  $  .64    $  2,184  4,429,367  $   .49
                                         ======                         =======

Effect of
dilutive securities
  Incremental  shares
  from  assumed
  exercise or
  conversion of:
    Convertible debt        -         -                    1      8,955
    Preferred stock         5    56,233                   47     56,233
    Stock options           -   182,840                    -     39,740
                    --------- ----------           ---------  ---------

Diluted EPS
  Net earnings
  available to
  common
  stockholders and
  assumed
  conversions       $  2,848  4,675,959   $  .61    $  2,232  4,534,295 $  .49
                    ========  =========   ======    ========  ========= ======


NOTE 4 - BUSINESS SEGMENT INFORMATION

      United Financial has three reportable segments: Commercial Banking, Trust Services, and Investment Management Services. Corporate and Overhead includes corporate expenses such as corporate overhead, intercompany transactions, and certain goodwill amortization. The following table presents the Company's Business Segment Information for the three and nine months ended September 30, 2002 and 2001, respectively:














                                     - 8b-


                       For the three months ended September 30, 2002
                      Commercial Investment Trust   Corporate &
                        Banking  Management Svcs    Overhead       Total
                      ========== ========= =======  ===========  =========
Net interest income    $  4,483  $     -  $     19  $     (213)  $   4,289
Non interest income       1,048      350       494         (94)      1,798
                       --------  -------  --------  ----------   ---------
Total revenue             5,531      350       513        (307)      6,087
Loan loss provision         488        -         -           -         488
Non interest expense      3,049      306       424          59       3,838
                       --------  -------  --------  ----------   ---------
Pretax income (loss)      1,994       44        89        (366)      1,761
Income taxes (benefit)      760       16        29        (142)        663
                       --------  -------  --------  ----------   ---------
Segment net income     $  1,234  $    28  $     60  $     (224)  $   1,098
                       ========  =======  ========  ==========   =========

                       For the three months ended September 30, 2001
                      Commercial Investment Trust   Corporate &
                        Banking  Management Svcs    Overhead       Total
                      ========== ========= =======  ===========  =========
Net interest income    $  3,307  $     -  $     43  $     (158)  $   3,192
Non interest income         686      394       388         (73)      1,395
                       --------  -------  --------  ----------   ---------
Total revenue             3,993      394       431        (231)      4,587
Loan loss provision         180        -         -           -         180
Non interest expense      2,528      319       412           9       3,268
                       --------  -------  --------  ----------   ---------
Pretax income (loss)      1,285       75        19        (240)      1,139
Income taxes (benefit)      479       28        15        (110)        412
                       --------  -------  --------  ----------   ---------
Segment net income     $    806  $    47  $      4  $     (130)  $     727
                       ========  =======  ========  ==========   =========























                              continued on page 9b
                                     - 9a -

(continued from page 9a)

                         For the nine months ended September 30, 2002
                      Commercial Investment Trust   Corporate &
                        Banking  Management Svcs    Overhead       Total
                      ========== ========= =======  ===========  =========
Net interest income    $ 12,409  $     -  $     73  $     (752)  $  11,730
Non interest income       2,944    1,121     1,444        (302)      5,207
                       --------  -------  --------  -----------  ---------
Total revenue            15,353    1,121     1,517      (1,054)     16,937
Loan loss provision       1,353        -         -           -       1,353
Non interest expense      8,613      957     1,217          96      10,883
                       --------  -------  --------  ----------   ---------
Pretax income (loss)      5,387      164       300      (1,150)      4,701
Income taxes (benefit)    2,051       63       104        (434)      1,784
                       --------  -------  --------  ----------   ---------
Segment net income     $  3,336  $   101  $    196  $     (716)  $   2,917
                       ========  =======  ========  ==========   =========

                       For the nine months ended September 30, 2001
                      Commercial Investment Trust   Corporate &
                        Banking  Management Svcs    Overhead       Total
                      ========== ========= =======  ===========  =========
Net interest income    $  9,560  $     -  $    157  $     (475)  $   9,242
Non interest income       1,980    1,215     1,173        (185)      4,183
                       --------  -------  --------  -----------  ---------
Total revenue            11,540    1,215     1,330        (660)     13,425
Loan loss provision         600        -         -           -         600
Non interest expense      7,058    1,004     1,209          51       9,322
                       --------  -------  --------  ----------   ---------
Pretax income (loss)      3,882      211       121        (711)      3,503
Income taxes (benefit)    1,424       80        72        (304)      1,272
                       --------  -------  --------  ----------   ---------
Segment net income     $  2,458  $   131  $     49  $     (407)  $   2,231
                       ========  =======  ========  ==========   =========























                                     - 9b -


NOTE 5 - SUBSEQUENT EVENT

      On September 25, 2002, the Company announced the signing of a definitive agreement to be acquired by Synovus Financial Corp. of Columbus, Georgia. Synovus will issue 2,470,873 shares of its common stock and $28,967,000 of cash for all the outstanding common stock and common stock equivalents of United Financial. Each share of United Financial common stock will be exchanged for either .7101 shares of Synovus common stock, $17.15 of cash or a combination thereof. The transaction is expected to close in early January of 2003. The agreement is included in this filing as Exhibit 2.1.

On November 12, 2002, the Company signed an amendment to the agreement to be acquired by Synovus Financial Corp. Under the amendment, Synovus will issue 2,268,167 shares of its Common Stock and $34,000,000 in cash for all the outstanding common stock and preferred stock convertible into common stock of United Financial. An additional 215,277 shares have been allocated for UFHI's option holders, bringing the total number of Synovus shares to 2,483,444 for all of UFHI's common stock and common stock equivalents outstanding. Each share of United Financial Common Stock will be exchanged for either .8021 shares of Synovus Common Stock, $16.47 of cash or a combination thereof. The amendment is included in this filing as Exhibit 2.2.

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

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

Overview

       Total assets of the Company were $421.8 million at September 30, 2002, compared to $344.2 million at December 31, 2001, an increase of $77.6 million or 22.5%. This increase was the result of the Company's internal growth of earning assets (primarily loans and federal funds sold) funded by an increase in deposits.

Investment Securities

       Investment securities, consisting of U.S. Treasury and federal agency securities, obligations of state and political subdivisions and mortgage-backed and corporate debt securities, were $39.4 million at September 30, 2002, compared to $46.5 million at December 31, 2001, a decrease of $7.1 million or 15.3%. This decrease is primarily due to principal paydowns related to the Company's mortgage-backed securities. Included in investment securities at September 30, 2002, were $19.1 million of securities held as "available for sale" to provide the Company greater flexibility to respond to changes in interest rates and liquidity. These securities have been recorded at market value.

Loans

       Total loans were $304.2 million at September 30, 2002, compared to $247.5 million at December 31, 2001, an increase of $56.8 million or 22.9%. For the same period, real estate mortgage loans increased by $47.2 million or 29.4%, commercial loans increased by $9.6 million or 12.2%, and all other loans including consumer loans remained unchanged. Loans net of allowance for loan loss and unearned fees were $297.9 million at September 30, 2002 compared to $242.4 million at December 31, 2001.

       The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars in thousands):

                                        September 30, 2002  December 31, 2001
                                        ==================  =================
Real estate mortgage loans:
  Commercial real estate                    $     144,428      $     116,081
  One-to-four family residential                   16,240             12,980
  Multifamily residential                          14,207             14,911
  Construction and land development                33,086             16,796
                                            -------------      -------------
      Total real estate mortgage loans            207,961            160,768

Commercial loans                                   88,044             78,459
Consumer loans                                      6,890              6,486
Other loans                                         1,349              1,773
                                            -------------      -------------
      Gross loans                                 304,244            247,486
Allowances for loan losses                         (4,643)            (3,790)
Unearned fees                                      (1,711)            (1,332)
                                             ------------        -----------
      Total loans net of allowance
         and unearned fees                  $     297,890      $     242,364
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

       The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (dollars in thousands):

                                             For the nine months ended
                                     September 30, 2002     September 30, 2001
                                     ==================     ==================
Allowance at beginning of period        $        3,790         $        2,761

Charge-offs:
  Real estate loans                                194                     55
  Commercial loans                                 287                     31
  Consumer loans                                    25                     22
                                        --------------         --------------
      Total charge-offs                            506                    108

Recoveries:
  Real estate loans                                  1                     20
  Commercial loans                                   3                     46
  Consumer loans                                     2                      8
                                        --------------         --------------
      Total recoveries                               6                     74
Net charge-offs                                    500                     34
Allowance related to First Security                  -                    256
Provision for loan losses                        1,353                    600
                                        --------------         --------------

Allowance at end of period              $        4,643         $        3,583
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

       The following table sets forth information regarding the components of nonperforming assets at the dates indicated (dollars in thousands):

                                September 30, 2002       December 31, 2001
                                ==================       =================
Real estate loans                 $         1,571           $      2,377
Commercial loans                               37                    186
Consumer loans                                  -                      -
                                  ---------------           ------------
     Total non-accrual loans                1,608                  2,563
Other real estate                             965                    141
Accruing loans 90 days past due               311                    164
                                  ---------------           ------------
     Total nonperforming assets   $         2,884           $      2,868
                                  ===============           ============

Bank Premises and Equipment

       Bank premises and equipment was $13.0 million at September 30, 2002, compared to $11.7 million at December 31, 2001, an increase of $1.3 million or 10.6%. This increase was primarily due to the construction of two new Bank branch sites as well as the acquisition of office equipment, partially offset by the depreciation of the buildings and equipment and amortization of leasehold improvements.


Deposits

       Total deposits were $358.9 million at September 30, 2002, compared to $282.6 million at December 31, 2001, an increase of $76.3 million or 27.0%. During the nine months ended September 30, 2002, demand deposits increased $6.9 million, NOW and money market deposits increased $35.8 million, and savings deposits and time deposits increased $33.7 million.

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

Stockholders' Equity

       Stockholders' equity was $27.8 million at September 30, 2002, or 6.58% of total assets, compared to $25.9 million, or 7.52% of total assets at December 31, 2001. At September 30, 2002, the Company's Tier I (core) Capital ratio was 8.22%, its Tier I Risk-based Capital ratio was 9.67%, and its Total Risk-based Capital ratio was 13.03%. Management believes that the capital ratios of the Company at that date all exceeded the minimum regulatory guidelines for a bank holding company to be considered "well capitalized". The increase in stockholders' equity was due to year to date net income, less dividends declared and changes in the market value of securities available for sale, net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001

Overview

       Net income for the three months ended September 30, 2002 was $1.1 million or $0.23 per share diluted, compared to $727 thousand or $0.16 per share diluted for the same period in 2001. On a pre-tax basis, United Trust earned $89 thousand in 2002 versus $19 thousand in 2001, EPW earned $44 thousand versus $75 thousand and the Commercial Banking's pre-tax profits were $2.0 million versus $1.3 million during this same period.

Analysis of Net Interest Income

       Interest income for the three months ended September 30, 2002 was $6.4 million, compared to $5.7 million for the same period in 2001, a $0.7 million or 11.5% increase. This increase in interest income is primarily due to an increase in earning assets, consisting mostly of federal funds sold. Interest expense was $2.1 million for the three months ended September 30, 2002, compared to $2.5 million for the same period in 2001, a $0.4 million or 14.4% decrease. This decrease is primarily due to a general reduction of interest rates paid on deposits, partially offset by an increase in deposits.

Provision for Loan Losses

       For the three months ended September 30, 2002, the provision for loan losses charged to expense was $488 thousand, compared to $180 thousand for the same period in 2001, an increase of $308 thousand or 171.1%. The allowance of possible loan losses was $4.6 million at September 30, 2002. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the losses inherent in the loan portfolio. These assumptions are believed to be reasonable, but may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income

       Noninterest income for the three months ended September 30, 2002 was $1.8 million compared to $1.4 million for the same period in 2001, an increase of $0.4 million or 28.9%. This increase was primarily due to increases in other fees and service charges on deposits, Trust and Investment income, gain on sale of loans and other fees, including income generated from residential mortgage operations.
                                     - 14 -

Noninterest Expense

       Total noninterest expense for the three months ended September 30, 2002 was $3.8 million compared to $3.3 million for the same period in 2001, an increase of $0.5 million or 15.2%. This increase was due to increases in salaries and benefits of $439 thousand, occupancy and equipment of $4 thousand, data processing of $14 thousand and other expenses of $113 thousand.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001

Overview

       Net income for the nine months ended September 30, 2002 was $2.9 million or $0.61 per share diluted, compared to $2.2 million or $0.49 per share diluted for the same period in 2001. On a pre-tax basis, United Trust earned $300 thousand in 2002 versus $121 thousand in 2001, EPW's pre-tax operating profits decreased to $164 thousand from $211 thousand during this period and Commercial Banking's pre-tax profits increased to $5.4 million from $3.9 million in 2001.

Analysis of Net Interest Income

       Interest income for the nine months ended September 30, 2002 was $18.1million, compared to $16.6 million for the same period in 2001, a $1.5 million or 9.0% increase. This increase in interest income is primarily due to an increase in earning assets, partially offset by a general decrease in interest rates on earning assets. Interest expense was $6.3 million for the nine months ended September 30, 2002, compared to $7.3 million for the same period in 2001, a decrease of $1.0 million or 15.8%. This decrease is primarily due to a continued decrease in interest rates on deposits, partially offset by an increase in interest bearing liabilities.

Provision for Loan Losses

       For the nine months ended September 30, 2002, the provision for loan losses charged to expense was $1.4 million, increased from $600 thousand for the same period in 2001. The allowance of possible loan losses was $4.6 million at September 30, 2002. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about the losses inherent in the loan portfolio. These assumptions are believed to be reasonable, but may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Noninterest Income

       Noninterest income for the nine months ended September 30, 2002 was $5.2 million compared to the $4.2 million from the same period in 2001, an increase of $1.0 million or 24.5%. The increase in noninterest income was due to increases in service charges on deposit accounts of $213 thousand, an increase of $171 thousand in the gain on sale of loans, an increase in trust and investment management fees of $159 thousand and an additional $481 thousand of other fees during this period, including $438 thousand of fees generated from residential mortgage operations.

Noninterest Expense

       Total noninterest expense for the nine months ended September 30, 2002 was $10.9 million compared to $9.3 million for the same period in 2001, an increase of $1.6 million or 16.7%. This increase was due to increases in salary and benefits expense of $1.1 million, occupancy and equipment of $157 thousand, data processing expense of $70 thousand, and an increase in other operating expense of $221 thousand.

LIQUIDITY

       During the nine months ended September 30, 2002, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and to purchase overnight investments (i.e. federal funds sold). At September 30, 2002, the Company had commitments to originate loans totaling $39.7 million. Management believes the Company has adequate resources to fund all its commitments. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment. As Florida-chartered commercial banks, the Commercial Banking segment is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 2002, the Commercial Banking segment had liquidity of approximately $71.2 million, or approximately 20% of total deposits.

      Management believes the Commercial Banking segment was in compliance with all minimum capital requirements that it was subject to at September 30, 2002.

On September 25, 2002, the Company announced the signing of a definitive agreement to be acquired by Synovus Financial Corp. of Columbus, Georgia. Synovus will issue 2,470,873 shares of its common stock and $28,967,000 of cash for all the outstanding common stock and common stock equivalents of United Financial. Each share of United Financial common stock will be exchanged for either .7101 shares of Synovus common stock, $17.15 of cash or a combination thereof. The transaction is expected to close in early January of 2003. The agreement is included in this filing as Exhibit 2.1.

On November 12, 2002, the Company signed an amendment to the agreement to be acquired by Synovus Financial Corp. Under the amendment, Synovus will issue 2,268,167 shares of its Common Stock and $34,000,000 in cash for all the outstanding common stock and preferred stock convertible into common stock of United Financial. An additional 215,277 shares have been allocated for UFHI's option holders, bringing the total number of Synovus shares to 2,483,444 for all of UFHI's common stock and common stock equivalents outstanding. Each share of United Financial Common Stock will be exchanged for either .8021 shares of Synovus Common Stock, $16.47 of cash or a combination thereof. The amendment is included in this filing as Exhibit 2.2.

ITEM 3.CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)   Changes in Internal Controls

     There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         See Item 2.  Management's  Discussion  and  Analysis  of  Financial
                      Condition and Results of Operations for a description of the Agreement and Plan of Merger between the Company and Synovus Financial Corp. announced on September 25, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      2.1 Agreement and Plan of Merger dated as of September 24, 2002 by and between Synovus Financial Corp. and the Company (The Disclosure Schedule has been omitted; the company will provide the Disclosure Schedule to the Commission upon request.).

      2.2 Amendment Number One to the Agreement and Plan of Merger dated as of November 12, 2002 by and between Synovus Financial Corp. and the Company.

     99.1     Certification of the Chief Executive Officer.

     99.2     Certification of the Principal Financial and Accounting Officer.

(b) Reports on Form 8-K

     During the period ending September 30, 2002, there was one report on Form 8-K filed dated September 25, 2002 reporting under Item 5, Other Information.

                UNITED FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

       Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNITED FINANCIAL HOLDINGS, INC.
                             (Registrant)

Date:   November 12, 2002     By:   /s/ NEIL W. SAVAGE
      --------------------        -------------------
                                  Neil W. Savage
                                  President and Chief Executive Officer



Date:   November 12, 2002     By:   /s/ C. PETER BARDIN
      -------------------         --------------------
                                  C. Peter Bardin
                                  Senior Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                    EXHIBITS

      2.1 Agreement and Plan of Merger dated as of September 24, 2002 by and between Synovus Financial Corp. and the Company.

      2.2 Amendment Number One to the Agreement and Plan of Merger dated as of November 12, 2002 by and between Synovus Financial Corp. and the Company.

     99.1     Certification of the Chief Executive Officer.

     99.2     Certification of the Principal Financial and Accounting Officer.